Form 10-Q
period 2011-03-31
TRANSUNION CORP.
filed 2011-05-09
CIK 1513514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-172549

TRANSUNION CORP.

(Exact name of registrant as specified in its charter)

Delaware	74-3135689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 West Adams, Chicago, Illinois	60661
(Address of principal executive offices)	(Zip Code)

312-985-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2011, was as follows: 29,805,367 shares of common stock, $0.01 par value.

TRANSUNION CORP.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	March 31, 2011	December 31, 2010
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$116.7	$131.2
Trade accounts receivable, net of allowance of $2.2 and $1.7	145.1	132.6
Other current assets	68.5	50.0
Current assets of discontinued operations	0.3	0.6

Total current assets	330.6	314.4

Property, plant and equipment, net of accumulated depreciation and amortization of $446.7 and $429.0	178.9	186.1
Other marketable securities	11.5	19.3
Goodwill	222.7	223.7
Other intangibles, net	113.5	117.9
Other assets	61.9	92.8

Total assets	$919.1	$954.2

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$54.5	$65.8
Current portion of long-term debt	20.7	15.1
Other current liabilities	94.3	103.4
Current liabilities of discontinued operations	1.3	2.0

Total current liabilities	170.8	186.3

Long-term debt	1,585.5	1,590.9
Other liabilities	46.4	39.0

Total liabilities	1,802.7	1,816.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 20.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 180.0 shares authorized, 29.8 and 29.8 shares issued at March 31, 2011, and December 31, 2010, respectively; 29.8 and 29.8 shares outstanding as of March 31, 2011, and December 31, 2010, respectively	0.3	0.3
Additional paid-in capital	894.7	893.5
Treasury stock at cost; 0 shares at March 31, 2011, and December 31, 2010	—	—
Retained earnings	(1,804.2)	(1,780.6)
Accumulated other comprehensive income (loss)	8.7	9.3

Total TransUnion Corp. stockholders’ equity	(900.5)	(877.5)
Noncontrolling interests	16.9	15.5

Total stockholders’ equity	(883.6)	(862.0)

Total liabilities and stockholders’ equity	$919.1	$954.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions)

	Three Months Ended March 31,
	2011	2010
	Unaudited

Revenue	$245.9	$227.0

Operating expenses
Cost of services (exclusive of depreciation and amortization below)	101.7	99.1
Selling, general and administrative	67.4	61.6
Depreciation and amortization	21.7	20.2

Total operating expenses	190.8	180.9

Operating income	55.1	46.1

Non-operating income and expense
Interest expense	(33.6)	(5.3)
Interest income	0.2	0.3
Other income and expense, net	(58.9)	0.8

Total non-operating income and expense	(92.3)	(4.2)

Income (loss) from continuing operations before income taxes	(37.2)	41.9

Benefit (provision) for income taxes	13.9	(15.1)

Income (loss) from continuing operations	(23.3)	26.8

Discontinued operations, net of tax	(0.1)	(4.2)

Net income (loss)	(23.4)	22.6
Less: net income attributable to noncontrolling interests	(2.1)	(1.8)

Net income (loss) attributable to TransUnion Corp.	$(25.5)	$20.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2011	2010
	Unaudited
Cash flows from operating activities:
Net income (loss)	$(23.4)	$22.6
Less: loss from discontinued operations, net of tax	(0.1)	(4.2)

Income (loss) from continuing operations	(23.3)	26.8
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Loss on early extinguishment of senior secured credit facility	59.3	—
Depreciation and amortization	21.7	20.2
Deferred financing fees	1.6	1.0
Stock-based incentive compensation	1.2	4.1
Provision for losses on trade accounts receivable	0.7	0.6
Equity in net income of affiliates, net of dividends	(3.1)	(1.5)
Deferred taxes	(19.3)	(1.2)
Other	(0.1)	—
Changes in assets and liabilities:
Trade accounts receivable	(13.4)	(16.0)
Other current and long-term assets	(0.4)	7.9
Trade accounts payable	5.5	(2.2)
Other current and long-term liabilities	(4.5)	(14.6)

Cash provided by operating activities of continuing operations	25.9	25.1
Cash used in operating activities of discontinued operations	—	(2.9)

Cash provided by operating activities	25.9	22.2
Cash flows from investing activities:
Capital expenditures for property and equipment	(26.7)	(5.4)
Proceeds from sale of trading securities	8.8	0.3
Investments in trading securities	(0.7)	—
Proceeds from redemption of investments in available-for-sale securities	—	11.5
Proceeds from held-to-maturity securities	—	4.9
Proceeds from sale of assets of discontinued operations	—	10.3
Other	—	0.6

Cash (used in) provided by investing activities	(18.6)	22.2
Cash flows from financing activities:
Proceeds from senior secured credit facility	950.0	—
Extinguishment of senior secured credit facility	(945.2)	—
Repayments of other debt	(4.6)	(13.1)
Debt financing fees	(11.4)	—
Prepayment fee on early extinguishment of senior secured credit facility	(9.5)	—
Repayments of secured line of credit	—	(11.5)
Treasury stock purchases	—	(5.3)
Other	(0.7)	(0.3)

Cash used in financing activities	(21.4)	(30.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2

Net change in cash and cash equivalents	(14.5)	14.4
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $0 in 2011 and $11.6 in 2010	131.2	149.1

Cash and cash equivalents, end of period, including cash of discontinued operations of $0 in 2011 and $1.9 in 2010	$116.7	$163.5

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(in millions)

(Unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling interests	Total
Balance, December 31, 2010	29.8	$0.3	$893.5	$—	$(1,780.6)	$9.3	$15.5	$(862.0)
Comprehensive income:
Net income (loss)					(25.5)		2.1	(23.4)
Other comprehensive income (loss)						(0.6)	(0.2)	(0.8)

Total comprehensive income (loss)								(24.2)
Stock-based incentive compensation expense			1.2					1.2
Distributions to noncontrolling interests							(0.5)	(0.5)
Effects of merger transaction					1.9			1.9

Balance, March 31, 2011	29.8	$0.3	$894.7	$—	$(1,804.2)	$8.7	$16.9	$(883.6)

Balance, December 31, 2009	77.7	$1.3	$862.6	$(1,325.5)	$700.6	$1.8	$8.6	$249.4
Comprehensive income:
Net income					20.8		1.8	22.6
Other comprehensive income (loss)						(1.5)	0.1	(1.4)

Total comprehensive income								21.2
Shares issued under stock-based incentive compensation plans	0.6		4.1					4.1
Distributions to noncontrolling interests							(0.3)	(0.3)
Treasury stock purchased	(0.3)			(5.3)				(5.3)

Balance, March 31, 2010	78.0	$1.3	$866.7	$(1,330.8)	$721.4	$0.3	$10.2	$269.1

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for 2010 that were included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011, and the related prospectus, filed on March 21, 2011.

Certain prior year amounts, which are not material, have been reclassified to conform to the Company’s current business operations. We have reclassified stock-based compensation for prior periods in our consolidated financial statements to conform to the current period presentation. We have also reclassified our Puerto Rico operating results from the U.S. Information Services segment to the International segment for the prior periods to conform to the current period presentation.

Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management, and when appropriate, recognized or disclosed in the financial statements or notes to the financial statements.

No new accounting policies have been adopted during the quarter.

2. Marketable Securities

Marketable securities at March 31, 2011, and December 31, 2010, consisted of the following:

(in millions)	March 31, 2011	December 31, 2010
Available-for-sale securities	$0.2	$0.1
Trading securities	11.3	19.2

Total marketable securities	$11.5	$19.3

The cost and fair value of our available-for-sale securities at March 31, 2011, consisted of the following:

(in millions)	Cost	Fair Value
Equity Securities	$0.1	$0.2

Total available-for-sale securities	$0.1	$0.2

As of both March 31, 2011, and December 31, 2010, unrecognized gains, net of taxes, on available-for-sale securities totaled less than $0.1 million and have been included in accumulated other comprehensive income. For the three months ended March 31, 2011 and 2010 earnings from available-for-sales securities were $0 and $0.2 million, respectively, and have been included in other income.

Trading securities are carried at fair market value with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. The balance of trading securities decreased $7.9 million from year end 2010 primarily due to payouts made to plan participants during the quarter. For the three months ended March 31, 2011 and 2010 earnings from trading securities included realized gains of less than $0.1 million and unrealized gains of $0.2 million for both periods.

3. Fair Value

Under U.S. GAAP there is a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities, which are observable in active markets. Level 3 uses unobservable inputs in which there are little or no market data and requires the Company to develop its own assumptions. An asset’s or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2011:

(in millions)	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$0.2	$0.2	$—	$—
Trading securities	11.3	11.3	—	—

Total assets at fair value	$11.5	$11.5	$—	$—

Level 1 available-for-sale securities represent one publicly traded equity investment valued at the current market price. Level 1 trading securities represent investments in exchange-traded mutual funds valued at their current market prices. At March 31, 2011, we did not have any investments valued using Level 2 or Level 3 inputs.

4. Other Current Assets

Other current assets at March 31, 2011, and December 31, 2010, consisted of the following:

(in millions)	March 31, 2011	December 31, 2010
Prepaid expenses	$27.3	$25.1
Income taxes receivable	8.8	11.0
Deferred income tax assets	27.1	1.2
Deferred financing fees	3.6	10.4
Other	1.7	2.3

Total other current assets	$68.5	$50.0

Net deferred income tax assets increased $25.9 million from year end 2010 primarily due to recording a deferred tax asset resulting from the net operating loss recognized in the first quarter of 2011. Deferred financing fees included in other current assets decreased $6.8 million from year end primarily due to the refinancing of our senior secured credit facility. The net decrease consisted of the write-off of unamortized deferred financing fees related to the senior secured credit facility that was extinguished and amortization of deferred financing fees for the quarter, offset by the capitalization of new financing fees incurred to secure the new senior secured credit facility. See Part I, Note 8, “Debt”, for additional information on the senior secured credit facility refinancing.

5. Other Assets

Other assets at March 31, 2011, and December 31, 2010, consisted of the following:

(in millions)	March 31, 2011	December 31, 2010
Investments in affiliated companies	$33.2	$30.1
Deferred financing fees	26.6	59.8
Deferred income tax assets	0.2	1.6
Other	1.9	1.3

Total other assets	$61.9	$92.8

Deferred financing fees included in other assets decreased $33.2 million from year end 2010 primarily due to the refinancing of our senior secured credit facility. The net decrease consisted of the write-off of unamortized deferred financing fees related to the senior secured credit facility that was extinguished and amortization of deferred financing fees for the quarter, offset by the capitalization of new financing fees incurred to secure the new senior secured credit facility. See Part I, Note 8, “Debt”, for additional information on the senior secured credit facility refinancing.

6. Other Current Liabilities

Other current liabilities at March 31, 2011, and December 31, 2010, consisted of the following:

(in millions)	March 31, 2011	December 31, 2010
Accrued payroll	$34.0	$47.1
Accrued interest	28.4	4.8
Deferred revenue	8.0	6.6
Accrued liabilities	4.7	4.4
Accrued employee benefits	4.5	22.0
Other	14.7	18.5

Total other current liabilities	$94.3	$103.4

Accrued payroll decreased $13.1 million from year end 2010 primarily due to the payment of accrued 2010 bonus during the three months ended March 31, 2011. Accrued interest increased $23.6 million from year end 2010 due to additional accrued interest due on the 11 3/8% senior notes due 2018 (“senior notes”), which is paid semi-annually in June and December, and additional accrued interest due on the senior secured term loan. Accrued employee benefits decreased $17.5 million from year end 2010 primarily due to the payment of accrued 2010 retirement benefits during the three months ended March 31, 2011.

7. Other liabilities

Other liabilities at March 31, 2011, and December 31, 2010, consisted of the following:

(in millions)	March 31, 2011	December 31, 2010
Retirement benefits	$11.2	$10.8
Deferred income taxes	31.6	25.6
Unrecognized tax benefits	3.1	2.1
Other	0.5	0.5

Total other liabilities	$46.4	$39.0

Net long-term deferred income tax liabilities increased $6.0 million from year end 2010 primarily due to a significant payment of deferred compensation and accelerated tax depreciation.

8. Debt

Debt outstanding at March 31, 2011, and December 31, 2010, consisted of the following:

(in millions)	March 31, 2011	December 31, 2010
Senior secured term loan, payable in quarterly installments through February 10, 2018, including variable interest (4.75% at March 31, 2011) at LIBOR or alternate base rate, plus applicable margin	$950.0	$945.2
Senior secured revolving line of credit, due on February 10, 2016, variable interest (4.75% at March 31, 2011) at LIBOR or alternate base rate, plus applicable margin	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum	645.0	645.0
RFC loan due December 15, 2018, excluding imputed interest of 11.625%	10.3	14.2
Note payable for 2007 acquisition, payable in annual installments through 2012, excluding imputed interest of 4.69%	0.9	1.6

Total debt	$1,606.2	$1,606.0
Less short-term debt and current maturities	(20.7)	(15.1)

Total long-term debt	$1,585.5	$1,590.9

Senior unsecured credit facility and interest rate swaps

In connection with the Change in Control transaction as discussed in Note 2, “Change in Control”, of our 2010 audited financial statements that were included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011, the Company repaid the balance of its term loan facility in June 2010. For the three months ended March 31, 2010, total interest expense related to the term loan facility was $4.1 million, which included $0.6 million of term loan costs that were amortized as additional interest expense. The Company also had swap agreements outstanding during that period that effectively fixed the interest payments on a portion of the term loan facility. For the three months ended March 31, 2010, $1.0 million of net payments on the swap instruments were recorded as interest expense in addition to the $4.1 million discussed above. During the three months ended March 31, 2010, there were no gains or losses related to hedge ineffectiveness. For the three months ended March 31, 2011, the Company had no swap agreements outstanding.

Senior secured credit facilities

In connection with the Change in Control transaction, on June 15, 2010, the Company entered into a senior secured credit facility with various lenders. On February 10, 2011, the Company amended and restated its senior secured credit facility (“new credit facility”). The Company repaid and extinguished the original senior secured term loan and borrowed new funds under the new senior secured term loan. The Company also replaced the senior secured revolving line of credit.

The new credit facility consists of a seven-year $950.0 million senior secured term loan and a five-year $200.0 million senior secured revolving line of credit. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected, subject to a floor of 1.50%, plus an applicable margin of 3.25%. There is a 0.5% commitment fee due each quarter based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including the investment in subsidiaries. The new credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all of the loan covenants.

Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. The Company will also be required to make additional principal payments beginning in 2013 based on excess cash flows of the prior year. Depending on the net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. Under the revolving line of credit, the first $25 million commitment expires June 15, 2015, and the remaining $175 million commitment expires February 10, 2016. The Company did not repay or borrow any funds under its revolving line of credit during the three months ended March 31, 2011.

In connection with the refinancing, the Company borrowed an additional $4.8 million under the term loan, expensed $49.8 million of unamortized deferred financing fees related to the old revolving line of credit and term loan that was extinguished, and paid and expensed a $9.5 million prepayment penalty equal to 1% of the outstanding principal balance of the old term loan. In addition, the Company incurred $11.4 million of new deferred financing fees to secure the financing of the new credit facility that was allocated between the term loan and the revolving line of credit.

The deferred financing fees allocated to the term loan are being amortized as additional interest expense over the term of the loan using the effective interest rate method. The deferred financing fees allocated to the revolving line of credit are being amortized over its term on a straight-line basis, and will be recorded as additional interest expense to the extent we borrow against the revolving line of credit, or as other expense to the extent we do not borrow against the revolving line of credit.

Total interest expense on these loans for the three months ended March 31, 2011, was $14.3 million, which included $1.0 million of amortization of deferred financing fees on the term loan. Other expense included a loss on the extinguishment of debt of $59.3 million consisting of $49.8 million of unamortized deferred financing fees written off as a result of the refinancing and the $9.5 million prepayment penalty on the old term loan, $0.3 million of unused revolving line of credit fees, and $0.2 million of amortization of deferred financing fees related to the revolving line of credit.

Senior notes

In connection with the Change in Control transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million of senior notes to certain private investors. The senior notes mature on June 15, 2018, and accrue interest at a fixed rate of 11.375% per annum, payable semi-annually.

In connection with the issuance of the senior notes, we entered into a registration rights agreement that required us to exchange the notes for an equal amount of notes registered with the SEC. We filed the Registration Statement on Form S-4 for the notes with the SEC on March 1, 2011, and the related prospectus on March 21, 2011. All of the senior notes were exchanged in the exchange offer. The registration of the notes did not change any of the terms of the notes, other than lifting transfer restrictions on holders of the notes.

The indenture governing the senior notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all covenants under the indenture.

Total interest expense for the senior notes for the three months ended March 31, 2011, was $18.7 million, which included $0.4 million of deferred financing fees that were amortized as additional interest expense.

RFC loan

In connection with the Change in Control transaction, on June 15, 2010, the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the restricted foreign cash loan (the “RFC loan”). The loan is an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest, due December 15, 2018, with prepayments of principal due annually based on excess foreign cash flows. Interest expense is calculated under the effective interest method using an imputed interest rate of 11.625%. The Company expensed $0.4 million of interest and repaid $5.1 million of principal and imputed interest during the three months ended March 31, 2011.

9. Income Taxes

The effective tax rates for the three months ended March 31, 2011 and 2010 were 37.4% and 36.0%, respectively. Given the loss before income taxes and the resulting tax benefit reported for the first quarter of 2011, the effective tax rate for that quarter is not directly comparable to the effective tax rate for the first quarter of 2010. Compared to the U.S. federal statutory rate of 35%, the increase in tax rate for the tax benefit in the first quarter of 2011 was primarily due to a lower rate of tax paid to foreign jurisdictions on foreign profits and the benefit for state taxes resulting from the domestic loss.

The total amount of unrecognized tax benefits as of March 31, 2011, and December 31, 2010, was $3.1 million and $2.1 million, respectively. The amount of unrecognized tax benefit that would affect the effective tax rate, if recognized, was $2.6 million and $1.6 million, respectively. The accrued interest payable for taxes as of March 31, 2011, and December 31, 2010, was $0.6 million and $0.5 million, respectively. There was no significant liability for tax penalties as of March 31, 2011, or December 31, 2010. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

10. Discontinued Operations

During the first quarter of 2010, we completed the sale of the remaining business comprising our Real Estate Services segment and will have no significant ongoing relationship with this business. Revenue for the discontinued real estate operations for the three months ended March 31, 2011 and 2010 was $0 and $3.7 million, respectively. Income for the discontinued real estate operations for the three months ended March 31, 2011 and 2010 included operating losses of $0.1 million and $2.1 million, respectively. Income for the three months ended March 31, 2010, also included a gain of $5.2 million on the final disposal of the business.

During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa (the “collection business”) to the existing minority shareholders and will have no significant ongoing relationship with this business. In 2011, there was no revenue or expenses associated with the collection business. Revenue for the discontinued collection business operations for the three months ended March 31, 2010, was $1.0 million. Income for the discontinued collections business operations included an operating loss of less than $0.1 million for the three months ended March 31, 2010. Income for the discontinued collection business operations for the three months ended March 31, 2010, also included an impairment charge of $7.6 million, $7.2 million net of tax, to adjust the net assets of the business to the expected sales proceeds.

The principal balance sheet items of discontinued operations at March 31, 2011, and December 31, 2010, consisted of the following:

(in millions)	March 31, 2011	December 31, 2010
Cash and accounts receivable	$—	$—
Other assets	0.3	0.6

Total current assets of discontinued operations	$0.3	$0.6

Accounts payable and accrued liabilities	$1.3	$2.0
Other	—	—

Total current liabilities of discontinued operations	$1.3	$2.0

11. Operating Segments

Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies” of our audited financial statements for the year ended December 31, 2010, included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011.

We evaluate the performance of the segments based on revenue and operating income. Intersegment sales and transfers were not material.

The following is a more detailed description of the three operating segments along with the Corporate unit, which provides support services to each operating segment:

U.S. Information Services

U.S. Information Services (“USIS”) provides consumer reports, credit scores, verification services, analytical services and decision services to business customers. These services are offered to customers in the financial services, insurance, healthcare and other markets, and are delivered through both direct and indirect channels. These business customers use our products and services to acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, and manage fraud. This segment also provides mandated consumer services, including dispute investigations, free annual credit reports and other requirements of the United States Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), and other credit-related legislation.

International

The International segment provides services similar to our USIS segment to business customers in select regions outside the U.S. Depending on the maturity of the credit economy in each geographic location, services may include credit reports, analytical and decision services, and risk management services. These services are offered to customers in a number of industries, including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment, such as credit reports, credit scores and credit monitoring services. The two market groups in the International segment are Developed Markets, which includes Canada, Hong Kong and Puerto Rico, and Emerging Markets, which includes South Africa, Mexico, Dominican Republic, India and other emerging markets.

Interactive

Interactive offers credit services and associated educational materials to help individual consumers understand, monitor and manage their credit. Services include credit reports, credit scores, and credit monitoring services, provided primarily through the internet. The majority of revenue is derived from subscribers who pay a monthly fee for access to their credit report and score, and for alerts related to changes in their credit reports.

Corporate

Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.

Selected financial information for the three months ended March 31, 2011 and 2010 consisted of the following:

	March 31, 2011		March 31, 2010
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$159.6	$44.2	$151.6	$39.2
International	50.4	14.4	45.0	14.2
Interactive	35.9	8.9	30.4	5.4
Corporate	—	(12.4)	—	(12.7)

Total	$245.9	$55.1	$227.0	$46.1

A reconciliation of operating income to income (loss) from continuing operations before income tax for the three months ended March 31, 2011 and 2010 was as follows:

(in millions)	March 31, 2011	March 31, 2010
Operating income from segments	$55.1	$46.1
Other income and expense, net	(92.3)	(4.2)

Income (loss) from continuing operations before income tax	$(37.2)	$41.9

12. Contingencies

Litigation

Due to the nature of our business, claims against us will occur in the ordinary course of business. Some of these claims are, or purport to be, class actions that seek substantial damage amounts, including punitive damages. Claimants may seek modifications of business practices, financial incentives, or replacement of products or services. We regularly review all claims to determine whether a loss is probable and, if probable, whether the loss can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued, taking into consideration legal positions, contractual obligations and applicable insurance coverages, and included in other current liabilities. We believe that the reserves established for pending or threatened claims are appropriate based on the facts currently known. Due to the uncertainties inherent in the investigation and resolution of a claim, however, additional losses may be incurred that could materially affect our financial results. Legal fees for ongoing litigation are considered a period cost and are recorded as incurred. See Part II, Item 1, “Legal Proceedings”, for additional information.

13. Financial Statements of Guarantors

As discussed in Note 8. “Debt”, the obligations under the senior notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However, they are guaranteed by TransUnion Corp. and certain wholly owned domestic subsidiaries of Trans Union LLC. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Balance Sheet

March 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$52.6	$0.1	$—	$64.0	$—	$116.7
Trade accounts receivable, net	—	98.8	13.2	33.1	—	145.1
Due from (to) affiliates	(8.7)	(61.9)	27.2	43.4	—	—
Other current assets	3.8	57.6	1.9	5.2	—	68.5
Current assets of discontinued operations	—	—	—	0.3	—	0.3

Total current assets	47.7	94.6	42.3	146.0	—	330.6

Property, plant and equipment, net	—	140.1	21.7	17.1	—	178.9
Other marketable securities	—	11.3	0.2	—	—	11.5
Goodwill	—	6.3	161.9	54.5	—	222.7
Other intangibles, net	—	58.9	49.5	5.1	—	113.5
Other assets	(948.6)	487.3	0.2	15.9	507.1	61.9

Total assets	$(900.9)	$798.5	$275.8	$238.6	$507.1	$919.1

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$28.6	$17.0	$8.9	$—	$54.5
Current portion of long-term debt	10.3	9.5	0.9	—	—	20.7
Other current liabilities	8.0	66.0	5.2	15.1	—	94.3
Current liabilities of discontinued operations	—	—	—	1.3	—	1.3

Total current liabilities	18.3	104.1	23.1	25.3	—	170.8

Long-term debt	—	1,585.5	—	6.5	(6.5)	1,585.5
Other liabilities	(18.7)	59.9	5.5	(0.3)	—	46.4

Total liabilities	(0.4)	1,749.5	28.6	31.5	(6.5)	1,802.7

Total TransUnion Corp. stockholders’ equity	(900.5)	(951.0)	247.2	190.2	513.6	(900.5)
Noncontrolling interests	—	—	—	16.9	—	16.9

Total stockholders’ equity	(900.5)	(951.0)	247.2	207.1	513.6	(883.6)

Total liabilities and stockholders’ equity	$(900.9)	$798.5	$275.8	$238.6	$507.1	$919.1

TRANSUNION CORP. AND SUBSIDIARIES

Audited Consolidating Balance Sheet

December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81.4	$—	$—	$49.8	$—	$131.2
Trade accounts receivable, net	—	86.3	11.5	34.8	—	132.6
Due from (to) affiliates	(33.3)	(23.5)	14.0	42.8	—	—
Other current assets	5.4	37.5	2.3	4.8	—	50.0
Current assets of discontinued operations	—	—	—	0.6	—	0.6

Total current assets	53.5	100.3	27.8	132.8	—	314.4

Property, plant and equipment, net	—	143.4	24.7	18.0	—	186.1
Other marketable securities	—	19.2	0.1	—	—	19.3
Goodwill	—	6.3	161.9	55.5	—	223.7
Other intangibles, net	—	61.7	50.9	5.3	—	117.9
Other assets	(901.0)	499.2	0.2	14.6	479.8	92.8

Total assets	$(847.5)	$830.1	$265.6	$226.2	$479.8	$954.2

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$46.1	$10.8	$8.9	$—	$65.8
Current portion of long-term debt	4.9	9.5	0.7	—	—	15.1
Other current liabilities	15.8	65.6	5.4	16.6	—	103.4
Current liabilities of discontinued operations	—	—	—	2.0	—	2.0

Total current liabilities	20.7	121.2	16.9	27.5	—	186.3

Long-term debt	9.3	1,580.7	0.9	6.5	(6.5)	1,590.9
Other liabilities	—	34.4	5.5	(0.9)	—	39.0

Total liabilities	30.0	1,736.3	23.3	33.1	(6.5)	1,816.2

Total TransUnion Corp. stockholders’ equity	(877.5)	(906.2)	242.3	177.6	486.3	(877.5)
Noncontrolling interests	—	—	—	15.5	—	15.5

Total stockholders’ equity	(877.5)	(906.2)	242.3	193.1	486.3	(862.0)

Total liabilities and stockholders’ equity	$(847.5)	$830.1	$265.6	$226.2	$479.8	$954.2

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Three Months Ended March 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$153.6	$50.9	$55.6	$(14.2)	$245.9

Operating expenses
Cost of services	—	70.4	21.3	18.5	(8.5)	101.7
Selling, general and administrative	0.1	39.1	20.2	14.2	(6.2)	67.4
Depreciation and amortization	—	15.4	4.5	1.8	—	21.7

Total operating expenses	0.1	124.9	46.0	34.5	(14.7)	190.8

Operating income (loss)	(0.1)	28.7	4.9	21.1	0.5	55.1

Non-operating income and expense
Interest expense	(0.4)	(33.2)	—	—	—	(33.6)
Interest income	0.1	—	—	0.1	—	0.2
Other income and expense, net	(45.4)	(39.7)	—	(0.8)	27.0	(58.9)

Total non-operating income and expense	(45.7)	(72.9)	—	(0.7)	27.0	(92.3)

Income (loss) from continuing operations before income taxes	(45.8)	(44.2)	4.9	20.4	27.5	(37.2)

Benefit (provision) for income taxes	20.3	(1.2)	—	(5.2)	—	13.9

Income (loss) from continuing operations	(25.5)	(45.4)	4.9	15.2	27.5	(23.3)

Discontinued operations, net of tax	—	—	—	(0.1)	—	(0.1)

Net income (loss)	(25.5)	(45.4)	4.9	15.1	27.5	(23.4)
Less: net income attributable to noncontrolling interests	—	—	—	(2.1)	—	(2.1)

Net income (loss) attributable to TransUnion Corp.	$(25.5)	$(45.4)	$4.9	$13.0	$27.5	$(25.5)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Three Months Ended March 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$145.3	$43.0	$49.4	$(10.7)	$227.0

Operating expenses
Cost of services	—	74.5	17.5	16.5	(9.4)	99.1
Selling, general and administrative	0.1	34.2	18.0	10.9	(1.6)	61.6
Depreciation and amortization	—	14.3	4.4	1.5	—	20.2

Total operating expenses	0.1	123.0	39.9	28.9	(11.0)	180.9

Operating income (loss)	(0.1)	22.3	3.1	20.5	0.3	46.1

Non-operating income and expense
Interest expense	(0.1)	(5.1)	—	(0.1)	—	(5.3)
Interest income	0.2	—	—	0.1	—	0.3
Other income and expense, net	31.3	14.0	(0.3)	(0.9)	(43.3)	0.8

Total non-operating income and expense	31.4	8.9	(0.3)	(0.9)	(43.3)	(4.2)

Income (loss) from continuing operations before income taxes	31.3	31.2	2.8	19.6	(43.0)	41.9

Provision for income taxes	(10.5)	(0.2)	—	(4.4)	—	(15.1)

Income (loss) from continuing operations	20.8	31.0	2.8	15.2	(43.0)	26.8

Discontinued operations, net of tax	—	—	—	(4.2)	—	(4.2)

Net income (loss)	20.8	31.0	2.8	11.0	(43.0)	22.6
Less: net income attributable to noncontrolling interests	—	—	—	(1.8)	—	(1.8)

Net income (loss) attributable to TransUnion Corp.	$20.8	$31.0	$2.8	$9.2	$(43.0)	$20.8

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(24.7)	$31.9	$2.0	$16.7	$—	$25.9
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(23.8)	(1.3)	(1.6)	—	(26.7)
Proceeds from sale of trading securities	—	8.8	—	—	—	8.8
Investments in trading securities	—	(0.7)	—	—	—	(0.7)

Cash used in investing activities	—	(15.7)	(1.3)	(1.6)	—	(18.6)
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0	—	—	—	950.0
Extinguishment of senior secured credit facility	—	(945.2)	—	—	—	(945.2)
Repayments of other debt	(3.9)	—	(0.7)	—	—	(4.6)
Debt financing fees	—	(11.4)	—	—	—	(11.4)
Prepayment fee on early extinguishment of senior secured credit facility	—	(9.5)	—	—	—	(9.5)
Other	(0.2)	—	—	(0.5)	—	(0.7)

Cash used in financing activities	(4.1)	(16.1)	(0.7)	(0.5)	—	(21.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.4)	—	(0.4)

Net change in cash and cash equivalents	(28.8)	0.1	—	14.2	—	(14.5)
Cash and cash equivalents, beginning of period	81.4	—	—	49.8	—	131.2

Cash and cash equivalents, end of period	$52.6	$0.1	$—	$64.0	$—	$116.7

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$14.9	$7.3	$1.2	$7.3	$(8.5)	$22.2
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(3.7)	(1.2)	(0.5)	—	(5.4)
Proceeds from sale of trading securities	—	0.3	—	—	—	0.3
Proceeds from redemption of investments in available-for-sale securities	11.5	—	—	—	—	11.5
Proceeds from held-to-maturity securities	—	—	—	4.9	—	4.9
Proceeds from sale of assets of discontinued operations	—	—	—	10.3	—	10.3
Other	—	16.1	—	—	(15.5)	0.6

Cash provided by (used in) investing activities	11.5	12.7	(1.2)	14.7	(15.5)	22.2
Cash flows from financing activities:
Repayments of other debt	—	(13.1)	—	(15.5)	15.5	(13.1)
Repayments of secured line of credit	(11.5)	—	—	—	—	(11.5)
Treasury stock purchases	(5.3)	—	—	—	—	(5.3)
Dividends to parent	—	(4.9)	—	(3.6)	8.5	—
Other	—	—	—	(0.3)	—	(0.3)

Cash provided by (used in) financing activities	(16.8)	(18.0)	—	(19.4)	24.0	(30.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2

Net change in cash and cash equivalents	9.6	2.0	—	2.8	—	14.4
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $11.6	102.4	—	—	46.7	—	149.1

Cash and cash equivalents, end of period, including cash of discontinued operations of $1.9 million	$112.0	$2.0	$—	$49.5	$—	$163.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Form 10-Q.

References in this discussion and analysis to “TransUnion”, the “Company”, “we”, “our”, “us” and “its” are to TransUnion Corp. and its consolidated subsidiaries, collectively.

Business Overview

Overview

TransUnion is a global leader in credit and information management services, with operations in the United States, Africa, Canada, Asia, India and Latin America. We develop, maintain and enhance a number of secured proprietary information databases to support our operations. We compile payment history, accounts receivable information, and other information such as bankruptcies, liens and judgments, for consumers and businesses. We maintain reference databases of current consumer names, addresses and telephone numbers, which are used for identity verification and fraud management solutions. We obtain this information from a variety of sources, including credit-granting institutions and public records. We build and maintain these databases and, using our proprietary information management systems, make the resulting products available to our customers through a variety of services.

Our business customers rely on us to help them improve efficiency, manage risk, increase revenue and reduce costs by delivering comprehensive and accurate data and advanced analytics and decisioning. Through credit reports, credit scores, analytical services and decision technology, we help businesses acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt and manage fraud. We use credit-related financial data, coupled with technology and analytical capabilities, to provide services to business customers across a variety of industries.

For our individual consumer customers, we provide the tools, resources and education to help them manage their credit. Services include credit reports, credit scores and other credit monitoring services, which we provide to individuals primarily through our websites transunion.com, truecredit.com and zendough.com.

We primarily compete with two other global credit reporting companies, Equifax, Inc. and Experian plc, both of which offer a range of consumer credit reporting services similar to the services we offer. We also compete with a number of smaller, specialized companies, which collectively offer a variety of competing niche services.

Segment information

We manage our business and report our financial results in three operating segments:

•	USIS;

•	International; and

•	Interactive

We also report expenses for Corporate, which provides support services to each operating segment. See Part I, Item 1, Note 11, “Operating Segments”, for further information about our segments.

The assets, liabilities and operating activity of the Real Estate Services segment and the collection business in South Africa are reported as discontinued operations in the financial statements. Both of these businesses were sold prior to 2011. See Part I, Item 1, Note 10, “Discontinued Operations”, for further information about our discontinued operations.

Business environment and outlook

During the first quarter of 2011 in the United States and other markets we saw signs of improved economic conditions and increased market stabilization. In the United States, we also saw a continuing gradual improvement in the consumer lending market and an increase in demand for our credit marketing services as the uncertainties of recent credit card regulations have eased and our customers have begun to increase lending activities. Recent acquisitions and favorable exchange rates also contributed to improved results. These factors helped drive improved financial results in all of our segments compared to the first quarter of 2010.

The economic and market improvements were tempered by continuing consumer uncertainty. During the first quarter of 2011, concerns remained over continuing high unemployment and a housing market that remained stagnant, resulting in a continued decrease in outstanding consumer credit. These concerns have negatively impacted all of our segments and will likely continue to do so until markets further improve and the uncertainty subsides.

New financial regulations and laws have introduced challenges and opportunities for us and our customers. During the third quarter of 2010, the Dodd-Frank Act became law. We continue to assess this situation to determine the best way to mitigate any negative impact of the eventual regulations and to determine how we can take advantage of any new market opportunities these regulations may create.

Results of Operations

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three months ended March 31, 2011 and 2010 these indicators were as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	$ Change	% Change
Revenue	$245.9	$227.0	$18.9	8.3%

Reconciliation of operating income to Adjusted EBITDA:
Operating income	55.1	46.1	9.0	19.4%
Adjustments(1)	—	—	—	—

Adjusted Operating Income(2)	55.1	46.1	9.0	19.4%
Depreciation and amortization	21.7	20.2	1.5	7.3%
Stock-based compensation	1.2	5.1	(3.9)	(76.5)%
Earnings from equity method investments	3.4	1.5	1.9	123.4%
Dividends received from cost method subsidiaries	—	—	—	—
Net income attributable to noncontrolling interests	(2.1)	(1.8)	(0.3)	(13.0)%

Adjusted EBITDA(3)	$79.3	$71.1	$8.2	11.5%

Reconciliation of net income (loss) attributable to TransUnion Corp. to Adjusted EBITDA:
Net income (loss) attributable to TransUnion Corp.(4)	$(25.5)	$20.8	$(46.3)	nm
Discontinued operations	0.1	4.2	(4.1)	(97.6)%

Net income (loss) from continuing operations attributable to TransUnion	(25.4)	25.0	(50.4)	(201.6)%
Net interest expense	33.4	5.0	28.4	568.0%
Income taxes	(13.9)	15.1	(29.0)	nm
Depreciation and amortization	21.7	20.2	1.5	7.3%
Adjustments for other income and expense(5)	62.3	0.7	61.6	nm
Stock-based compensation	1.2	5.1	(3.9)	(76.5)%

Adjusted EBITDA(3)	$79.3	$71.1	$8.2	11.5%

Other metrics:
Cash provided by operating activities of continuing operations	$25.9	$25.1	$0.8	3.2%
Capital expenditures of continuing operations(6)	26.7	5.4	21.3	nm

nm: not meaningful

(1)	There are no adjustments to operating income for either period presented.
(2)

Adjusted Operating Income is a non-GAAP measure defined as operating income plus or minus significant one-time items that management considers not to be indicative of our ongoing operating performance. The reconciliation of Adjusted Operating Income to its most directly comparable GAAP measure, operating income, is included in the table above. Management believes Adjusted Operating Income is a useful metric for investors and other users of our financial data because it eliminates the impact of certain items that are non-recurring or that we do not consider indicative of our ongoing operating performance. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted Operating Income should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(3)

Adjusted EBITDA is a non-GAAP measure defined as net income (loss) attributable to TransUnion Corp. less discontinued operations, plus net interest expense, income taxes, depreciation and amortization, stock-based compensation and items included in other income and expense except for earnings from equity method investments and dividends received from cost method investments. The reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss) attributable to TransUnion Corp., is included in the table above. Management uses Adjusted EBITDA to assess the Company’s operating performance and believes it is a useful metric for investors, creditors and other users of our financial statements to do the same. Management presents Adjusted EBITDA as a supplemental measure of the Company’s operating performance because it eliminates the impact of certain items that management does not consider indicative of the Company’s ongoing operating performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(4)

For the three months ended March 31, 2011, the net loss attributable to TransUnion Corp. includes $59.3 million of expenses related to the refinancing of the Company’s senior secured credit facility as discussed in Part I, Note 8, “Debt”.

(5)

Adjustments for other income and expense includes $59.3 million of expenses related to the refinancing of the Company’s senior secured credit facility as discussed in Part I, Note 8, “Debt”, and various other expenses totaling $3.0 million. The difference between the adjustments for other income and expense shown above and other income and expense, net, reported on our income statement is earnings from equity method investments and dividends received from cost method investments which totaled $3.4 million for the three months ended March 31, 2011, and $1.5 million for the three months ended March 31, 2010.

(6)	Capital expenditures for the three months ended March 31, 2011, include $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010.

Financial highlights

•

Total revenue increased 8.3% for the three months ended March 31, 2011, compared to the same period in the prior year. USIS revenue increased 5.3% due to market stabilization that began in the second half of 2010. International revenue increased 12.0% primarily due to an increase in local currency revenue in emerging markets, the impact of strengthening foreign currencies, and the inclusion of revenue for our Chile business, which we acquired in August 2010. On an organic constant currency basis, excluding Chile, international revenue increased 1.7%. Interactive revenue increased 18.1% primarily due to higher average subscribers through our direct and indirect channels.

•

Operating expenses increased 5.5% for the three months ended March 31, 2011, compared to the same period in the prior year. This increase was due to the impact of strengthening foreign currencies, the inclusion of costs for our Chile operations, and increases in various other operating expenses as more fully discussed below.

•

Interest expense increased $28.3 million for the three months ended March 31, 2011, compared to the same period in the prior year. The increase was due to interest expense on new debt incurred in connection with the Change in Control Transaction described in Note 2, “Change in Control”, of our 2010 audited financial statements included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011. See Part I, Note 8, “Debt”, for additional information.

•

Other expense increased $59.7 million for the three months ended March 31, 2011, compared to the same period in the prior year. The increase was primarily due to the write-off of unamortized deferred financing fees and the payment of a prepayment penalty as a result of refinancing our senior secured credit facility in February 2011. See Part I, Note 8, “Debt”, for additional information.

Revenue

Total revenue increased $18.9 million for the three months ended March 31, 2011, compared to the same period in the prior year, due to increases in all operating segments as a result of improving economic conditions, revenue from our recent Chile acquisition, and strengthening foreign currencies in our International segment. Revenue by segment for the three-month periods was as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	$ Change	% Change
U.S. Information Services:
Online Data Services	$109.7	$106.5	$3.2	3.0%
Credit Marketing Services	31.3	27.0	4.3	15.9%
Decision Services	18.6	18.1	0.5	2.8%

Total U.S. Information Services	$159.6	$151.6	$8.0	5.3%

International:
Developed Markets	$20.8	$20.7	$0.1	0.5%
Emerging Markets	29.6	24.3	5.3	21.8%

Total International	$50.4	$45.0	$5.4	12.0%

Interactive	$35.9	$30.4	$5.5	18.1%

Total revenue	$245.9	$227.0	$18.9	8.3%

U.S. Information Services Segment

USIS revenue increased $8.0 million for the three months ended March 31, 2011, compared to the prior year. This increase was primarily due to an increase in our customers’ credit marketing programs and improvements in online data services that began in the second half of 2010.

Online Data Services

Revenue in Online Data Services is driven primarily by the volume of credit reports that our customers purchase. Online Data Services revenue increased $3.2 million compared to the prior year, due to a 3.7% increase in online credit report unit volume, primarily in the financial services market, and an increase in volume of other online services.

Credit Marketing Services

Revenue in Credit Marketing Services is driven primarily by demand for customer acquisition and portfolio review services. Credit Marketing Services revenue increased $4.3 million compared to the prior year, due to an increase in our customer’s credit marketing orders, with an increase in demand for custom data sets and archive information for both customer acquisition and portfolio review services.

Decision Services

Revenue in Decision Services is driven primarily by demand for services that provide our customers with online, real-time decisions at the point of interaction between a consumer and business customer. Decision Services revenue increased $0.5 million compared to the prior year, due to an increase in overall demand for these services

International Segment

International revenue increased $5.4 million, or 12.0%, for the three months ended March 31, 2011, compared to the prior year. This increase was due to an increase in local currency revenue in the emerging markets, the impact of strengthening foreign currencies and the inclusion of revenue from our Chile business, which we acquired in August 2010. On a constant currency basis, revenue increased 5.9% compared to the prior year. On an organic constant currency basis, which excludes Chile, revenue increased 1.7% compared to the prior year.

Developed Markets

Developed Markets revenue increased $0.1 million, or 0.5%, compared to the prior year. On a constant currency basis, revenue decreased 2.9%, with decreases in Canada and Puerto Rico partially offset by an increase in Hong Kong. The constant currency decrease was offset by an increase of 3.4% due to the impact of stronger foreign currency, primarily the Canadian Dollar.

Emerging Markets

Emerging Markets revenue increased $5.3 million, or 21.8%, compared to the prior year. On a constant currency basis, revenue increased 14.2%, with increases in most countries. On an organic constant currency basis, which excludes Chile, revenue increased 6.4%. The remaining increase of 7.6% was due to the impact of stronger foreign currency, primarily the South African Rand. Approximately 74% of the emerging markets revenue for the three months ended March 31, 2011, was from South Africa.

Interactive Segment

Revenue in the Interactive segment is derived through our direct and indirect channels from subscription and transaction-based sales. Interactive revenue increased $5.5 million for the three months ended March 31, 2011, compared to the prior year. This increase was primarily due to an increase in the average number of subscribers in our direct and indirect channels, partially offset by a decrease in the volume of transaction-based sales through our direct channel.

Revenue in our direct channel increased $2.8 million compared to the prior year. This increase was due to a $4.3 million increase in subscription-based revenue as a result of an 11.7% increase in the average number of direct subscribers, partially offset by a $1.5 million decrease in transaction-based revenue, primarily as a result of the recent FTC ruling that limits the way we market our products through annualcreditreport.com. Revenue in our indirect channel increased $2.7 million compared to the prior year. This increase was primarily due to an increase in subscription-based revenue as a result of a 149.8% increase in the average number of indirect subscribers.

Operating expenses

Total operating expenses increased $9.9 million for the three months ended March 31, 2011, compared to the same period in the prior year, due to the impact of strengthening foreign currencies, the inclusion of costs for our Chile operations, and increases in various other operating expenses as more fully discussed below. Operating expenses for the three-month periods were as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	$ Change	% Change
Cost of services	$101.7	$99.1	$2.6	2.6%
Selling, general and administrative	67.4	61.6	5.8	9.4%
Depreciation and amortization	21.7	20.2	1.5	7.3%

Total operating expenses	$190.8	$180.9	$9.9	5.5%

Cost of services

Cost of services increased $2.6 million for the three months ended March 31, 2011, compared to the prior year. This increase was primarily due to increased variable service costs associated with the increase in revenue, the impact of strengthening foreign currencies and the inclusion of costs associated with the Chile operations.

Selling, general and administrative

Selling, general and administrative expenses increased $5.8 million for the three months ended March 31, 2011, compared to the prior year. This increase was primarily due to the impact of strengthening foreign currencies, costs associated with the Chile acquisition, and increases in labor and litigation costs.

Operating income and operating margins

	Three Months Ended March 31,
(dollars in millions)	2011	2010	$ Change	% Change
Operating Income
U.S. Information Services	$44.2	$39.2	$5.0	12.8%
International	14.4	14.2	0.2	1.4%
Interactive	8.9	5.4	3.5	64.8%
Corporate	(12.4)	(12.7)	0.3	2.4%

Total operating income	$55.1	$46.1	$9.0	19.5%

	2011	2010		Change
Operating Margin
U.S. Information Services	27.7%	25.9%		1.8%
International	28.6%	31.6%		(3.0)%
Interactive	24.8%	17.8%		7.0%
Total operating margin	22.4%	20.3%		2.1%

Total operating income and operating margins for the three months ended March 31, 2011, increased $9.0 million and 210 basis points, respectively, compared to the same period in the prior year. These increases were due to the increase in revenue that was partially offset by an increase in expense as discussed above. Margins for the USIS segment increased due to the increase in revenue that was partially offset by an increase in litigation and depreciation expense. Margins for the International segment decreased as an increase in labor and product costs more than outweighed the increase in revenue. Margins for the Interactive segment increased due to the increase in revenue.

Non-operating income and expense

	Three Months Ended March 31,
(dollars in millions)	2011	2010	$ Change	% Change
Interest expense	$(33.6)	$(5.3)	$(28.3)	534.0%
Interest income	0.2	0.3	(0.1)	(33.3)%
Other income and expense, net	(58.9)	0.8	(59.7)	nm

Total non-operating income and expense	$(92.3)	$(4.2)	$(88.1)	nm

nm: not meaningful

Interest expense increased $28.3 million compared to the prior year, primarily due to the new debt incurred in connection with the Change in Control Transaction in June of 2010 as discussed in Note 2, “Change in Control”, of our audited consolidated financial statements included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011. See Part I, Note 8, “Debt”, for additional information. Other income and expense, net, includes an increase in expense of $59.7 million compared to the prior year, primarily due to a $59.3 million loss on the early extinguishment of debt, including a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment penalty of $9.5 million related to refinancing our senior secured credit facility as more fully described in Part I, Note 8, “Debt.” Other income and expense also includes an increase in acquisition-related expenses of $1.3 million and an increase in income from affiliates of $1.9 million.

Provision for income taxes

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change
Benefit (provision) for income taxes	$13.9	$(15.1)	$29.0
Effective income tax rate	37.4%	36.0%	1.4%

The effective tax rates for the three months ended March 31, 2011 and 2010 were 37.4% and 36.0%, respectively. Given the loss before income taxes and the resulting tax benefit reported for the first quarter of 2011, the effective tax rate for that quarter is not directly comparable to the effective tax rate for the first quarter of 2010. Compared to the U.S. federal statutory rate of 35%, the increase in tax rate for the tax benefit in the first quarter 2011 was primarily due to a lower rate of tax paid to foreign jurisdictions on foreign profits and the benefit for state taxes resulting from the domestic loss.

Discontinued operations, net of tax

	Three Months Ended March 31,
(dollars in millions)	2011	2010	$ Change	% Change
Discontinued operations, net of tax	$(0.1)	$(4.2)	$4.1	97.6%

During the first quarter of 2010, we completed the sale of the remaining business comprising our Real Estate Services segment and will have no significant ongoing relationship with this business. Revenue for the discontinued real estate operations for the three months ended March 31, 2011 and 2010 was $0 and $3.7 million, respectively. Income for the discontinued real estate operations for the three months ended March 31, 2011 and 2010 included operating losses of $0.1 million and $2.1 million, respectively. Income for the three months ended March 31, 2010, also included a gain of $5.2 million on the final disposal of the business.

During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders and will have no significant ongoing relationship with this business. In 2011, there was no revenue or expenses associated with the collection business. Revenue for the discontinued collection business operations for the three months ended March 31, 2010, was $1.0 million. Income for the discontinued collections business operations included an operating loss of less than $0.1 million for the three months ended March 31, 2010. Income for the discontinued collection business operations for the three months ended March 31, 2010, also included an impairment charge of $7.6 million, $7.2 million net of tax, to adjust the net assets of the business to the expected sale proceeds.

Significant changes in assets and liabilities

Our balance sheet at March 31, 2011, as compared to December 31, 2010, was impacted by the following:

•

Net deferred income tax assets included in other current assets increased $25.9 million from year end 2010 primarily due to recording a deferred tax asset related to the net operating loss recognized in the first quarter of 2011.

•

Deferred financing fees included in other current assets decreased $6.8 million from year end 2010 due to the refinancing of our senior secured credit facility as discussed in Part I, Note 4, “Other Current Assets”, and Note 8, “Debt.”

•

Deferred financing fees included in other assets decreased $33.2 million from year end 2010 due to the refinancing of our senior secured credit facility as discussed in Part I, Note 5, “Other Assets”, and Note 8, “Debt.”

•

Other current liabilities decreased $9.1 million from year end due to the payment of 2010 accrued bonuses and employee benefits in the first quarter of 2011, partially offset by an increase in accrued interest on our senior notes, as discussed in Part I, Note 6, “Other Current Liabilities.”

Liquidity and Capital Resources

	Three Months Ended March 31,
(dollars in millions)	2011	2010	$ Change
Cash provided by operating activities of continuing operations	$25.9	$25.1	$0.8
Cash used in operating activities of discontinued operations	—	(2.9)	2.9
Cash (used in) provided by investing activities	(18.6)	22.2	(40.8)
Cash used in financing activities	(21.4)	(30.2)	8.8
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2	(0.6)

Net change in cash and cash equivalents	$(14.5)	$14.4	$(28.9)

Sources and uses of cash

Operating activities

Net cash provided by operating activities increased $0.8 million, from $25.1 million for the three months ended March 31, 2010, to $25.9 million for the three months ended March 31, 2011. The increase was primarily due to less cash used for working capital, offset by lower net income after adjusting for non-cash items.

Investing activities

Cash used in investing activities increased $40.8 million, from a source of cash of $22.2 million for the three months ended March 31, 2010, to a use of cash of $18.6 million for the three months ended March 31, 2011. The increase was primarily due to an increase in capital expenditures and a decrease in proceeds from the sale of discontinued operations and marketable securities.

Financing activities

Cash used in financing activities decreased $8.8 million, from $30.2 million for the three months ended March 31, 2010, to $21.4 million for the three months ended March 31, 2011. The decrease was due to lower principal repayments under our secured line of credit and other outstanding debt, offset by the debt financing fees and prepayment penalty paid in connect with the refinancing of our senior secured credit facility as discussed in Part I, Note 8, “Debt.”

Capital expenditures

Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risks. Expenditures are made for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. Cash paid for capital expenditures increased $21.3 million, from $5.4 million for the three months ended March 31, 2010, to $26.7 million for the three months ended March 31, 2011. The increase included $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010. We expect total capital expenditures for 2011 to be comparable to 2010.

Liquidity and cash management

Cash and cash equivalents totaled $116.7 million and $131.2 million at March 31, 2011, and December 31, 2010, respectively. Typically our first quarter cash flows each year are lower than other quarters’ due to the timing of compensation-related payments. We continue to generate positive cash flow from our operations, and expect this trend to continue. Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. As of March 31, 2011, we had no outstanding borrowings under our senior secured revolving line of credit and could borrow up to the full amount. Beginning in 2013, under the senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part I, Note 8, “Debt”, for additional information.

The new credit facility includes a covenant that requires us to maintain a senior secured net leverage ratio below a maximum of 4.50 to 1 for periods in which we have an outstanding amount drawn on the revolving line of credit. At March 31, 2011, we had no outstanding amount drawn on the revolving line of credit and therefore were not subject to the covenant. If we had been subject to the covenant, we would have been in compliance with the covenant. The senior secured net leverage ratio at March 31, 2011, was as follows:

March 31, 2011
Senior secured net leverage ratio(1)	2.38 to 1

(1)

The senior secured net leverage ratio is the ratio of consolidated total net debt to consolidated EBITDA (“Covenant EBITDA”) for the trailing twelve months as defined in the credit agreement governing our new credit facility. Covenant EBITDA for the three months ended March 31, 2011, totaled $81.7 million. The difference between Covenant EBITDA, as defined in the credit agreement governing our new credit facility, and Adjusted EBITDA, totaled $2.4 million for the three months ended March 31, 2011, and consisted of adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our new credit facility.

The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. We believe our cash on hand, cash generated from operations, and funds available under our senior secured revolving line of credit are sufficient to fund our planned capital expenditures, debt service obligations and operating needs for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Part 1, Note 1, ”Summary of Significant Accounting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.

Application of Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates, assumptions and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different assumptions, judgments or conditions. The “Application of Critical Accounting Estimates” section in the MD&A and Note 1 of our audited financial statements for 2010 included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011, describe the significant accounting estimates used in the preparation of our consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results or results of operations could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect such forward-looking statements include: our ability to provide our services at competitive prices; our ability to manage and expand our operations; economic trends and adverse developments in the debt, consumer credit and financial services markets; further consolidation in our end customer markets; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to maintain the security and integrity of our data; government regulation and changes in the regulatory environment; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; our ability to timely develop new services; our ability to manage expansion of our businesses into international markets; our ability to effectively manage our costs; economic stability in international markets where we operate; our ability to make acquisitions and integrate the operations of other businesses; our ability to access the capital markets; our ability to retain or renew existing agreements with long-term customers; and reliance on key management personnel. Additional factors that may materially affect such forward-looking statements are discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-4 and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report. Many of these factors are beyond our control.

The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. For further information or other factors which could affect our financial results and such forward-looking statements, see the section titled “Risk Factors” in our Registration Statement on Form S-4.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. There have been no material changes in our quantitative and qualitative disclosures about market risk included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

During the quarter covered by this report, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

We are involved in various legal proceedings resulting from our current and former business operations. Some of these proceedings, including those that seek class action status, seek business practice changes or large damage awards. These actions generally assert claims for violations of laws or common law claims related to privacy, libel, slander or the unfair treatment of consumers. We believe that these claims are either without merit or we have valid defenses to the claim, and we intend to vigorously defend these matters. However, due to the uncertainties in litigation we cannot predict the outcome in each instance and we could incur costs or suffer an adverse result that may have a material adverse effect on our business or financial condition. To reduce our exposure to a significant monetary award resulting from an adverse judicial decision we do maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims (threatened or pending) against us and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. There have been no material changes in the Company’s legal proceedings as described in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011.

ITEM 1A. RISK FACTORS

In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011, and the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Registration Statement and related prospectus are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company granted 68,000 options to purchase shares of its common stock to certain employees and directors at an exercise price of $24.37 per share. The grants of options were made under the Company’s 2010 Management Equity Plan and were exempt from registration under Rule 701 of the Securities Act as exempt offers and sales under a written compensatory benefit plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 5. OTHER INFORMATION

(a) Although the following information is not required to be reported pursuant to a Form 8-K, it is being reported herein for information purposes only:

1.	None

(b) Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Corp.

DATE: May 9, 2011	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: May 9, 2011	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002