Form 10-Q
period 2011-06-30
TRANSUNION CORP.
filed 2011-08-09
CIK 1513514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2011, was as follows: 29,827,627 shares of common stock, $0.01 par value.

TRANSUNION CORP.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122.8	$131.2
Short-term marketable securities	6.2	—
Trade accounts receivable, net of allowance of $2.1 and $1.7	156.0	132.6
Other current assets	73.6	50.0
Current assets of discontinued operations	0.1	0.6

Total current assets	358.7	314.4

Property, plant and equipment, net of accumulated depreciation and amortization of $463.9 and $429.0	173.7	186.1
Other marketable securities	11.5	19.3
Goodwill	222.6	223.7
Other intangibles, net	109.3	117.9
Other assets	58.5	92.8

Total assets	$934.3	$954.2

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$61.9	$$65.8
Current portion of long-term debt	21.6	15.1
Other current liabilities	83.7	103.4
Current liabilities of discontinued operations	0.1	2.0

Total current liabilities	167.3	186.3

Long-term debt	1,584.0	1,590.9
Other liabilities	45.5	39.0

Total liabilities	1,796.8	1,816.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 20.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 180.0 shares authorized, 29.8 and 29.8 shares issued at June 30, 2011, and December 31, 2010, respectively; 29.8 and 29.8 shares outstanding as of June 30, 2011, and December 31, 2010, respectively	0.3	0.3
Additional paid-in capital	891.6	893.5
Treasury stock at cost; 0 shares at June 30, 2011, and December 31, 2010	—	—
Retained earnings	(1,781.3)	(1,780.6)
Accumulated other comprehensive income	8.9	9.3

Total TransUnion Corp. stockholders’ equity	(880.5)	(877.5)
Noncontrolling interests	18.0	15.5

Total stockholders’ equity	(862.5)	(862.0)

Total liabilities and stockholders’ equity	$934.3	$954.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$257.5	$237.4	$503.4	$464.3

Operating expenses
Cost of services (exclusive of depreciation and amortization below)	110.5	100.1	212.1	199.2
Selling, general and administrative	65.0	76.6	132.5	138.1
Depreciation and amortization	21.5	20.1	43.2	40.3

Total operating expenses	197.0	196.8	387.8	377.6

Operating income	60.5	40.6	115.6	86.7

Non-operating income and expense
Interest expense	(30.7)	(10.8)	(64.3)	(16.1)
Interest income	0.1	0.3	0.3	0.7
Other income and (expense), net	2.6	(46.6)	(56.2)	(45.8)

Total non-operating income and expense	(28.0)	(57.1)	(120.2)	(61.2)

Income (loss) from continuing operations before income taxes	32.5	(16.5)	(4.6)	25.5

(Provision) benefit for income taxes	(7.3)	(8.5)	6.6	(23.6)

Income (loss) from continuing operations	25.2	(25.0)	2.0	1.9

Discontinued operations, net of tax	(0.3)	12.8	(0.5)	8.7

Net income (loss)	24.9	(12.2)	1.5	10.6
Less: net income attributable to noncontrolling interests	(2.0)	(2.0)	(4.1)	(3.9)

Net income (loss) attributable to TransUnion Corp.	$22.9	$(14.2)	$(2.6)	$6.7

Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to TransUnion Corp. common stockholders	$0.78	$(0.39)	$(0.07)	$(0.03)
Discontinued operations, net of tax	(0.01)	0.19	(0.02)	0.12
Net income (loss) attributable to TransUnion Corp. common stockholders	0.77	(0.21)	(0.09)	0.09

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to TransUnion Corp. common stockholders	$0.77	$(0.39)	$(0.07)	$(0.03)
Discontinued operations, net of tax	(0.01)	0.19	(0.02)	0.12
Net income (loss) attributable to TransUnion Corp. common stockholders	0.76	(0.21)	(0.09)	0.09

Weighted average number of common shares:
Basic	29.8	68.9	29.8	72.8
Diluted	30.1	68.9	29.8	72.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1.5	$10.6
Less: income (loss) from discontinued operations, net of tax	(0.5)	8.7

Income from continuing operations	2.0	1.9
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Loss on early extinguishment of debt	59.3	11.0
Depreciation and amortization	43.2	40.3
Change in control transaction fees	—	27.8
Deferred financing fees	2.5	12.1
Stock-based incentive compensation	2.4	26.4
Provision for losses on trade accounts receivable	1.5	0.6
Deferred taxes	(13.5)	3.9
Other	1.2	(0.1)
Changes in assets and liabilities:
Trade accounts receivable	(19.9)	(18.4)
Other current and long-term assets	(11.9)	(7.9)
Trade accounts payable	10.8	0.3
Other current and long-term liabilities	(20.0)	(13.3)

Cash provided by operating activities of continuing operations	57.6	84.6
Cash used in operating activities of discontinued operations	(1.3)	(4.2)

Cash provided by operating activities	56.3	80.4

Cash flows from investing activities:
Capital expenditures for property and equipment	(38.9)	(19.0)
Investments in trading securities	(0.9)	—
Proceeds from sale of trading securities	9.0	0.3
Proceeds from sale and redemption of investments in available-for-sale securities	—	114.4
Investments in held-to-maturity securities	(6.3)	—
Proceeds from held-to-maturity securities	—	4.9
Proceeds from sale of assets of discontinued operations	—	10.6
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(4.2)	(8.7)
Other	—	0.8

Cash (used in) provided by investing activities	(41.3)	103.3

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Continued

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Proceeds from senior secured credit facility	950.0	950.0
Extinguishment of senior secured credit facility	(945.2)	—
Prepayment fee on early extinguishment of senior secured credit facility	(9.5)	—
Proceeds from issuance of senior notes	—	645.0
Proceeds from RFC loan	—	16.7
Proceeds from revolving line of credit	—	15.0
Repayments of debt	(7.0)	(589.7)
Treasury stock purchases	—	(5.4)
Distribution of merger consideration	(0.2)	(1,171.7)
Debt financing fees	(11.3)	(85.3)
Change in control transaction fees	—	(27.8)
Other	0.2	(3.6)

Cash used in financing activities	(23.0)	(256.8)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.3)

Net change in cash and cash equivalents	(8.4)	(73.4)
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $0 in 2011 and $11.6 in 2010	131.2	149.1

Cash and cash equivalents, end of period	$122.8	$75.7

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

and Comprehensive Income

(in millions)

(Unaudited)

	Common Stock		Paid-In	Treasury	Retained	Accumulated Other Comp Income	Non- controlling
	Shares	Amount	Capital	Stock	Earnings	(Loss)	interests	Total
Balance, December 31, 2010	29.8	$0.3	$893.5	$—	$(1,780.6)	$9.3	$15.5	$(862.0)
Comprehensive income:
Net income (loss)					(2.6)		4.1	1.5
Other comprehensive income (loss)						(0.4)	(0.2)	(0.6)

Total comprehensive income								0.9
Stock-based incentive compensation expense			2.4					2.4
Issuance of stock			1.3					1.3
Purchase of noncontrolling interests			(5.6)				(0.3)	(5.9)
Distributions to noncontrolling interests							(1.1)	(1.1)
Effects of merger transaction					1.9			1.9

Balance, June 30, 2011	29.8	$0.3	$891.6	$—	$(1,781.3)	$8.9	$18.0	$(862.5)

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

As used in these notes, references to “TransUnion,” the “Company,” “we,” “our,” “us” and “its” are to TransUnion Corp. and its consolidated subsidiaries, collectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for 2010 that were included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011, and the related prospectus, filed on March 21, 2011.

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

2. Change in Control

On June 15, 2010, MDCPVI TU Holdings, LLC (“MDP Affiliate”), an entity beneficially owned by affiliates of Madison Dearborn Partners, LLC, acquired 51.0% of the outstanding common stock of TransUnion Corp. from existing stockholders of the Company. The remaining common stock was retained by existing stockholders of the Company, including 48.15% by Pritzker family business interests and 0.85% by certain members of senior management who rolled over their equity into non-voting shares of common stock of the Company. The transaction included a merger of TransUnion Merger Corp. (“MergerCo”) with and into TransUnion Corp., with TransUnion Corp. continuing as the surviving corporation. Prior to the merger, MDP Affiliate purchased 2.8% of the outstanding TransUnion common stock from employee and director stockholders. Following this purchase, Pritzker family business interests, members of senior management and MDP Affiliate contributed 38.2% of the outstanding shares of TransUnion Corp. common stock to MergerCo in exchange for voting and non-voting common stock of MergerCo. As part of the merger, the remaining 61.8% of the outstanding shares of TransUnion Corp. common stock converted into the right to receive cash in an aggregate amount of $1,175.2 million, or $24.37 per share. The outstanding shares of common stock of TransUnion Corp. held by MergerCo were cancelled without payment. All treasury stock of TransUnion Corp. was cancelled pursuant to Delaware law. The outstanding shares of MergerCo voting and non-voting common stock were converted into voting and non-voting common stock of TransUnion Corp., the surviving corporation. Following the merger, MDP Affiliate purchased TransUnion Corp. voting common stock from the Pritzker family business interests and certain other stockholders such that it owned 51% of our outstanding voting common stock. We refer to the above transactions collectively as the “Change in Control Transaction.”

The Change in Control Transaction was accounted for as a recapitalization of the Company in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, with the necessary adjustments reflected in the equity section and the retention of the historical book values of assets and liabilities on the balance sheet as of June 15, 2010.

In connection with the Change in Control Transaction, the Company incurred $1,626.7 million of debt, consisting of a seven-year $950.0 million senior secured term loan, $15.0 million of a five-year $200.0 million senior secured revolving line of credit, $645.0 million of unsecured private placement notes, and a $16.7 million non-interest bearing loan from an entity owned by Pritzker family business interests. The proceeds of these financing transactions were used to finance a portion of the merger consideration described above and to repay $487.5 million of existing bank debt. See Note 9, “Debt,” for additional information regarding these transactions.

All Change in Control Transaction fees were expensed as incurred and were included in other expense in accordance with ASC 805. Certain of these costs are considered non-deductible for tax purposes, creating a permanent book-to-tax difference. During the second quarter of 2011, we completed our analysis of the non-deductible Change in Control Transaction expenses and determined that a portion of the expense previously considered non-deductible did qualify for tax deduction. Debt financing fees were allocated to the various loans and will be amortized to interest expense over the life of the corresponding loans. On February 10, 2011, the Company amended and restated its senior secured credit facility and wrote off the associated remaining unamortized deferred financing fees. See Note 9, “Debt,” for additional information regarding the refinancing.

All unvested restricted stock previously issued to employees under our then existing equity award program immediately vested upon the consummation of the Change in Control Transaction. As a result, the Company recognized $20.7 million of additional stock-based compensation expense, approximately $13.2 million net of tax, on the date of the change in control.

3. Marketable Securities

Marketable securities at June 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	June 30, 2011	December 31, 2010
Available-for-sale securities	$0.1	$0.1
Held-to-maturity securities	6.2	—
Trading securities	11.4	19.2

Total marketable securities	$17.7	$19.3

As of both June 30, 2011, and December 31, 2010, unrecognized gains, net of taxes, on available-for-sale securities totaled less than $0.1 million and have been included in accumulated other comprehensive income. At June 30, 2011, the cost and fair value of these securities were $0.1 million. For the three and six months ended June 30, 2011, there were no earnings from available-for-sale securities. For the three and six months ended June 30, 2010, earnings from available-for-sale securities included in other income were $0.1 million and $0.3 million, respectively.

Held-to-maturity securities are carried at amortized cost, which approximates fair value, and are classified as either short-term or long-term based on the contractual maturity date. During the three months ended June 30, 2011, we purchased $6.2 million of held-to-maturity securities. For the three and six months ended June 30, 2011, earnings from held-to-maturity securities were less than $0.1 million. For the three and six months ended June 30, 2010, there were no earnings from held-to-maturity securities. All held-to-maturity securities were classified as short-term at June 30, 2011, based upon maturity dates of less than one year.

Trading securities are carried at fair market value with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. The balance of trading securities decreased $7.8 million from year end 2010 primarily due to payouts made to plan participants during the year. For the three months ended June 30, 2011, earnings from trading securities included realized gains of less than $0.1 million and unrealized gains of less than $0.1 million. For the six months ended June 30, 2011, earnings from trading securities included realized gains of $0.1 million and unrealized gains of $0.2 million. For the three and six months ended June 30, 2010, earnings from trading securities included realized gains of $0.1 million in each period, and unrealized losses of $0.3 million and $0.1 million in each respective period.

4. Fair Value

Under GAAP there is a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities, which are observable in active markets. Level 3 uses unobservable inputs in which there are little or no market data and requires the Company to develop its own assumptions. An asset’s or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes financial instruments measured at fair value, on a recurring basis, at June 30, 2011:

(in millions)	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$0.1	$0.1	$—	$—
Trading securities	11.4	11.4	—	—

Total assets at fair value	$11.5	$11.5	$—	$—

Level 1 available-for-sale securities represent one publicly traded equity investment valued at the current market price. Level 1 trading securities represent investments in exchange-traded mutual funds valued at their current market prices. At June 30, 2011, we did not have any investments valued using Level 2 or Level 3 inputs.

5. Other Current Assets

Other current assets at June 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	June 30, 2011	December 31, 2010
Prepaid expenses	$30.9	$25.1
Deferred income tax assets	20.1	1.2
Income taxes receivable	16.2	11.0
Deferred financing fees	3.6	10.4
Other	2.8	2.3

Total other current assets	$73.6	$50.0

Net deferred income tax assets increased $18.9 million from year end 2010 primarily due to a domestic net operating loss through the first six months of 2011. Income taxes receivable increased $5.2 million due to completing the analysis of the deductibility of fees incurred in the Change in Control Transaction. Deferred financing fees included in other current assets decreased $6.8 million from year end 2010 primarily due to the refinancing of our senior secured credit facility. The net decrease consisted of the write-off of unamortized deferred financing fees related to the senior secured credit facility that was extinguished and amortization of deferred financing fees for the six months ended June 30, 2011, offset by the capitalization of new financing fees incurred to secure the new senior secured credit facility. See Note 9, “Debt,” for additional information on the senior secured credit facility refinancing.

6. Other Assets

Other assets at June 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	June 30, 2011	December 31, 2010
Investments in affiliated companies	$30.9	$30.1
Deferred financing fees	25.6	59.8
Deferred income tax assets	0.1	1.6
Other	1.9	1.3

Total other assets	$58.5	$92.8

Deferred financing fees included in other assets decreased $34.2 million from year end 2010 primarily due to the refinancing of our senior secured credit facility. The net decrease consisted of the write-off of unamortized deferred financing fees related to the senior secured credit facility that was extinguished and amortization of deferred financing fees for six months ended June 30, 2011, offset by the capitalization of new financing fees incurred to secure the new senior secured credit facility. See Note 9, “Debt,” for additional information on the senior secured credit facility refinancing.

7. Other Current Liabilities

Other current liabilities at June 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	June 30, 2011	December 31, 2010
Accrued payroll	$39.0	$47.1
Deferred revenue	11.9	6.6
Accrued liabilities	5.0	4.4
Accrued employee benefits	6.6	22.0
Accrued interest	4.1	4.8
Other	17.1	18.5

Total other current liabilities	$83.7	$103.4

Accrued payroll decreased $8.1 million from year end 2010 primarily due to the payment of accrued 2010 bonuses during the first quarter of 2011. Accrued employee benefits decreased $15.4 million from year end 2010 primarily due to the annual payment of accrued 2010 retirement benefits during the first quarter of 2011.

8. Other liabilities

Other liabilities at June 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	June 30, 2011	December 31, 2010
Deferred income taxes	$30.3	$25.6
Retirement benefits	10.5	10.8
Unrecognized tax benefits	4.3	2.1
Other	0.4	0.5

Total other liabilities	$45.5	$39.0

Net long-term deferred income tax liabilities increased $4.7 million from year end 2010 primarily due to payment of deferred compensation, tax expense on foreign earnings not yet received as a dividend and accelerated tax depreciation.

9. Debt

Debt outstanding at June 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	June 30, 2011	December 31, 2010
Senior secured term loan, payable in quarterly installments through February 10, 2018, including variable interest (4.75% at June 30, 2011) at LIBOR or alternate base rate, plus applicable margin	$947.6	$945.2
Senior secured revolving line of credit, due on February 10, 2016, variable interest (4.75% at June 30, 2011) at LIBOR or alternate base rate, plus applicable margin	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum	645.0	645.0
RFC loan due December 15, 2018, excluding imputed interest of 11.625%	10.3	14.2
Note payable for 2007 acquisition, payable in annual installments through 2012, excluding imputed interest of 4.69%	0.9	1.6
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	1.8	—

Total debt	$1,605.6	$1,606.0
Less short-term debt and current maturities	(21.6)	(15.1)

Total long-term debt	$1,584.0	$1,590.9

Senior secured credit facility

In connection with the Change in Control Transaction discussed in Note 2, “Change in Control,” on June 15, 2010, the Company entered into a senior secured credit facility with various lenders. On February 10, 2011, the Company amended and restated its senior secured credit facility, repaid and extinguished the original senior secured term loan, borrowed new funds under the new senior secured term loan and replaced the senior secured revolving line of credit.

The new credit facility consists of a seven-year $950.0 million senior secured term loan and a five-year $200.0 million senior secured revolving line of credit. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected, and currently subject to a floor of 1.50%, plus an applicable margin of 3.25%. There is a 0.5% commitment fee due each quarter based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including the investment in subsidiaries. The new credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all of the loan covenants.

Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. The Company will also be required to make additional principal payments beginning in 2013 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. Under the revolving line of credit, the first $25 million commitment expires June 15, 2015, and the remaining $175 million commitment expires February 10, 2016. The Company did not repay or borrow any funds under its revolving line of credit during the three or six months ended June 30, 2011.

In connection with the refinancing, the Company borrowed an additional $4.8 million under the term loan, expensed $49.8 million of unamortized deferred financing fees related to the original term loan and revolving line of credit that was extinguished, and paid and expensed a $9.5 million prepayment premium equal to 1% of the outstanding principal balance of the original term loan. In addition, the Company incurred $11.3 million of new deferred financing fees to secure the amended and restated credit facility that was allocated between the term loan and the revolving line of credit.

Loan fees were $0.5 million and $60.2 million for the three and six months ended June 30, 2011, respectively. For the six-month period, loan fees included a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility. These loan fees also include commitment fees and amortization of deferred financing fees related to the undrawn portion of the lines of credit that were outstanding during the periods.

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

Total interest expense on these loans for the six months ended June 30, 2011, was $26.1 million, which included $1.3 million of amortization of deferred financing fees on the term loan. Other expense for the six months ended June 30, 2011, included a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility, $0.5 million of unused revolving line of credit fees, and $0.4 million of amortization of deferred financing fees related to the revolving line of credit. Total interest expense on these loans from June 15, 2010, the date of the borrowing, through June 30, 2010, was $3.2 million, which included $0.3 million of deferred financing fees that were amortized as additional interest expense. Other expense for the six months ended June 30, 2010, includes $0.1 million of cash and amortized financing fees related to the undrawn portion of the revolving line of credit from June 15, 2010, through June 30, 2010.

Senior notes

In connection with the Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million of senior notes to certain private investors. The senior notes mature on June 15, 2018, and accrue interest at a fixed rate of 11.375% per annum, payable semi-annually.

In connection with the issuance of the senior notes, we entered into a registration rights agreement that required us to exchange the notes for an equal amount of notes registered with the SEC. We filed the Registration Statement on Form S-4 for the notes with the SEC on March 1, 2011, and the related prospectus on March 21, 2011. All of the senior notes were exchanged in the exchange offer. The registration of the notes did not change any of the terms of the notes, other than lifting transfer restrictions on the notes.

The indenture governing the senior notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all covenants under the indenture.

Total interest expense for the senior notes for the six months ended June 30, 2011, was $37.5 million, which included $0.8 million of deferred financing fees that were amortized as additional interest expense. Total interest expense from June 15, 2010, the issue date of the senior notes, through June 30, 2010, was $3.1 million, which included $0.1 million of deferred financing fees that were amortized as additional interest expense.

RFC loan

In connection with the Change in Control Transaction, on June 15, 2010, the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the foreign cash loan (the “RFC loan”). The loan is an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest, due December 15, 2018, with prepayments of principal due annually based on excess foreign cash flows. Interest expense is calculated under the effective interest method using an imputed interest rate of 11.625%. The Company expensed $0.7 million of interest and repaid $5.1 million of principal and imputed interest during the six months ended June 30, 2011. Total interest expense from June 15, 2010, the date of the loan, through June 30, 2010, was $0.1 million.

Note Payable for 2011 acquisition of noncontrolling interests

On April 15, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary TransUnion Analytic and Decision Services (Proprietary) Limited from the noncontrolling shareholders for $6.0 million. In connection with this acquisition, we issued a note to the sellers for $2.0 million. The note is an unsecured, non-interest bearing note, discounted by $0.2 million for imputed interest, due in annual installments of $1.0 million on April 15, 2012, and April 15, 2013. Interest expense is calculated under the effective interest method using an imputed interest rate of 10.0%.

Senior unsecured credit facility

In 2009, the Company entered into a $500 million senior unsecured credit facility. In connection with the Change in Control Transaction, the Company repaid the balance of this loan facility in June 2010. Total 2010 interest expense related to the term loan facility through June 15, the date of payoff, was $9.1 million, which included $1.2 million of amortized financing fees. The Company also expensed $8.9 million of the remaining unamortized deferred loan costs associated with this facility that were included in other expense in the second quarter of 2010.

10. Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
(in millions)	$	%	$	%	$	%	$	%
Income (loss) from continuing operations before income taxes	$32.5		$(16.5)		$(4.6)		$25.5

Provision (benefit) for income taxes at statutory rate	11.4	35.0%	(5.8)	35.0%	(1.6)	35.0%	8.9	35.0%
Change in Control Transaction costs	(4.7)	(14.5)%	10.3	(62.4)%	(4.7)	102.2%	10.3	40.4%
Credits and other	0.6	2.0%	4.0	(24.1)%	(0.3)	6.3%	4.4	17.1%

Total provision (benefit) for income taxes	$7.3	22.5%	$8.5	(51.5)%	$(6.6)	143.5%	$23.6	92.5%

In connection with the Change in Control Transaction, we incurred significant costs which were expensed for GAAP accounting purposes under ACS 805. Certain of these costs must be capitalized and are considered non-deductible for tax purposes, creating a permanent book-to-tax difference. During the second quarter, we completed our analysis of the non-deductible Change in Control Transaction expenses and determined that a portion of the expenses previously considered non-deductible did qualify for a tax deduction.

The effective tax rate for the three months ended June 30, 2011, was 22.5% and was lower than the U.S. federal statutory rate of 35% primarily due to the tax benefit from additional expense we are deducting after concluding our analysis of the deductibility of fees incurred in the Change in Control Transaction.

For the three months ended June 30, 2010, we reported a loss from continuing operations before income taxes. The effective tax rate for this period was not meaningful as we recognized tax expense on the loss due to the non-deductibility of certain Change in Control Transaction expenses and the limitation on foreign tax credits, resulting in a negative effective tax rate.

For the six months ended June 30, 2011, we also reported a loss from continuing operations before income taxes and we recorded a tax benefit on the loss. The effective tax benefit rate for this period of 143.5% was higher than the statutory 35% rate primarily due to the tax benefit from additional expense we are deducting after concluding our analysis of the deductibility of fees incurred in the Change in Control Transaction.

The effective tax expense rate for the six months ended June 30, 2010, of 92.5% was higher than the statutory 35% rate primarily due to the non-deductibility of certain Change in Control Transaction expenses and the limitation on foreign tax credits.

The total amount of unrecognized tax benefits as of June 30, 2011, and December 31, 2010, was $4.3 million and $2.1 million, respectively. The amount of unrecognized tax benefit that would affect the effective tax rate, if recognized, was $3.7 million and $1.6 million, respectively. The accrued interest payable for taxes as of June 30, 2011, and December 31, 2010, was $0.7 million and $0.5 million, respectively. There was no significant liability for tax penalties as of June 30, 2011, or December 31, 2010. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

11. Discontinued Operations

During the first quarter of 2010, we completed the sale of the remaining business comprising our real estate services business. During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders. We will have no significant ongoing relationship with either of these businesses. Income for the three months ended June 30, 2010, included gains net of tax of $11.0 million on the final disposal of these businesses.

12. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for unvested stock awards that were awarded under our long-term incentive stock plans. For the three months ended June 30, 2011, there was a weighted-average of 80 stock awards outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share. For the six months ended June 30, 2011, as a result of the reported loss from continuing operations attributable to TransUnion Corp., all 145,228 weighted-average outstanding stock awards were anti-dilutive and therefore excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2010, as a result of the reported losses from continuing operations attributable to TransUnion Corp., all 508,740 and 443,847 weighted-average outstanding stock awards were anti-dilutive and therefore excluded from the computation of diluted earnings per share. The calculations of basic and diluted weighted average shares outstanding and earnings per share for the three- and six-month periods ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Income (loss) from continuing operations	$25.2	$(25.0)	$2.0	$1.9
Less:
Income from continuing operations attributable to noncontrolling interests	(2.0)	(2.0)	(4.1)	(3.9)

Income (loss) from continuing operations attributable to TransUnion Corp.	23.2	(27.0)	(2.1)	(2.0)
Discontinued operations, net of tax	(0.3)	12.8	(0.5)	8.7

Net income (loss) attributable to TransUnion Corp.	$22.9	$(14.2)	$(2.6)	$6.7

Weighted-average shares outstanding (basic)	29.8	68.9	29.8	72.8
Effect of dilutive securities:
Unvested equity awards issued under long-term incentive stock plans	0.3	—	—	—

Weighted-average shares outstanding (diluted)	30.1	68.9	29.8	72.8

Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to TransUnion Corp. common stockholders	$0.78	$(0.39)	$(0.07)	$(0.03)
Discontinued operations, net of tax	(0.01)	0.19	(0.02)	0.12
Net income (loss) attributable to TransUnion Corp. common stockholders	0.77	(0.21)	(0.09)	0.09

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to TransUnion Corp. common stockholders	$0.77	$(0.39)	$(0.07)	$(0.03)
Discontinued operations, net of tax	(0.01)	0.19	(0.02)	0.12
Net income (loss) attributable to TransUnion Corp. common stockholders	0.76	(0.21)	(0.09)	0.09

On June 15, 2010, MDCPVI TU Holdings, LLC, an entity beneficially owned by affiliates of Madison Dearborn Partners, LLC, acquired 51% of TransUnion Corp. As a result of the transaction, 1.4 million shares of unvested restricted common stock became fully vested and 48.2 million net shares of common stock were cancelled. See Note 2, “Change in Control,” for additional information.

13. Operating Segments

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

We evaluate the performance of segments based on revenue and operating income. Intersegment sales and transfers were not material.

The following is a more detailed description of the three operating segments along with the Corporate unit, which provides support services to each operating segment:

U.S. Information Services

U.S. Information Services (“USIS”) provides consumer reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. These services are offered to customers in the financial services, insurance, healthcare and other markets. These business customers use our products and services to acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, and manage fraud. This segment also provides mandated consumer services, including dispute investigations, free annual credit reports and other requirements of the United States Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), and other credit-related legislation.

International

The International segment provides services similar to our USIS segment to business customers in select regions outside the U.S. and automotive information and commercial data to customers in select geographies. Depending on the maturity of the credit economy in each location, services may include credit reports, analytical and decision services, and risk management services. These services are offered to customers in a number of industries, including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment, such as credit reports, credit scores and credit monitoring services. The two market groups in the International segment are developed markets, which includes Canada, Hong Kong and Puerto Rico, and emerging markets, which includes South Africa, Mexico, the Dominican Republic, India and other emerging markets.

Interactive

Interactive provides services to consumers, including credit reports, scores and credit and identity monitoring services, primarily through the internet. The majority of revenue is derived from subscribers who pay a monthly fee for access to their credit report and score, and for alerts related to changes in their credit reports.

Corporate

Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.

Selected financial information for the three and six months ended June 30, 2011 and 2010, consisted of the following:

	Three Months Ended June 30,
	2011		2010
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$165.7	$42.3	$159.8	$37.4
International	54.5	16.4	47.3	14.7
Interactive	37.3	14.7	30.3	8.5
Corporate	—	(12.9)	—	(20.0)

Total	$257.5	$60.5	$237.4	$40.6

	Six Months Ended June 30,
	2011		2010
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$325.2	$86.4	$311.4	$76.6
International	104.9	30.9	92.2	28.8
Interactive	73.3	23.7	60.7	14.0
Corporate	—	(25.4)	—	(32.7)

Total	$503.4	$115.6	$464.3	$86.7

A reconciliation of operating income to income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2011 and 2010, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Operating income from segments	$60.5	$40.6	$115.6	$86.7
Non-operating income and expense	(28.0)	(57.1)	(120.2)	(61.2)

Income (loss) from continuing operations before income taxes	$32.5	$(16.5)	$(4.6)	$25.5

Other income and (expense), net, includes earnings (losses) from equity method investments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
U.S. Information Services	$0.4	$(0.2)	$0.5	$—
International	2.8	3.0	6.1	4.4
Interactive	—	—	—	—

Total	$3.2	$2.8	$6.6	$4.4

14. Contingencies

Litigation

Due to the nature of the Company’s business, claims against us occur in the ordinary course of business. Some of these claims are, or purport to be, class actions that seek substantial damage amounts, including punitive damages. Claimants may seek modifications of business practices, financial incentives or replacement of products or services. We regularly review all claims to determine whether a loss is probable and, if probable, whether the loss can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued, taking into consideration legal positions, contractual obligations and applicable insurance coverages, and included in other current liabilities. We believe that the reserves established for pending or threatened claims are appropriate based on the facts currently known. Due to the uncertainties inherent in the investigation and resolution of a claim, however, additional losses may be incurred that could materially affect our financial results. Legal fees for ongoing litigation are considered a period cost and are recorded as incurred. See Part II, Item 1, “Legal Proceedings,” for additional information.

15. Financial Statements of Guarantors

As discussed in Note 9, “Debt,” the obligations under the senior notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp. and certain wholly owned domestic subsidiaries of Trans Union LLC. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Balance Sheet

June 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$59.1	$—	$—	$63.7	$—	$122.8
Short-term marketable securities	—	—	—	6.2	—	6.2
Trade accounts receivable, net	—	97.8	13.6	44.6	—	156.0
Due from (to) affiliates	(14.0)	(65.9)	37.7	42.2	—	—
Other current assets	13.9	53.8	2.6	3.3	—	73.6
Current assets of discontinued operations	—	—	—	0.1	—	0.1

Total current assets	59.0	85.7	53.9	160.1	—	358.7

Property, plant and equipment, net	—	138.6	17.8	17.3	—	173.7
Other marketable securities	—	11.4	0.1	—	—	11.5
Goodwill	—	6.3	161.9	54.4	—	222.6
Other intangibles, net	—	56.1	48.2	5.0	—	109.3
Other assets	(928.0)	499.9	0.2	16.5	469.9	58.5

Total assets	$(869.0)	$798.0	$282.1	$253.3	$469.9	$934.3

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$39.5	$13.9	$8.5	$—	$61.9
Current portion of long-term debt	10.3	9.5	0.9	0.9	—	21.6
Other current liabilities	14.5	46.1	5.2	17.9	—	83.7
Current liabilities of discontinued operations	—	—	—	0.1	—	0.1

Total current liabilities	24.8	95.1	20.0	27.4	—	167.3

Long-term debt	—	1,583.1	—	7.4	(6.5)	1,584.0
Other liabilities	(13.3)	52.9	5.5	0.4	—	45.5

Total liabilities	11.5	1,731.1	25.5	35.2	(6.5)	1,796.8

Total TransUnion Corp. stockholders’ equity	(880.5)	(933.1)	256.6	200.1	476.4	(880.5)
Noncontrolling interests	—	—	—	18.0	—	18.0

Total stockholders’ equity	(880.5)	(933.1)	256.6	218.1	476.4	(862.5)

Total liabilities and stockholders’ equity	$(869.0)	$798.0	$282.1	$253.3	$469.9	$934.3

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

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Six Months Ended June 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$313.3	$103.5	$116.8	$(30.2)	$503.4

Operating expenses
Cost of services	—	148.3	45.6	38.7	(20.5)	212.1
Selling, general and administrative	0.1	79.9	34.9	28.0	(10.4)	132.5
Depreciation and amortization	—	30.8	8.8	3.6	—	43.2

Total operating expenses	0.1	259.0	89.3	70.3	(30.9)	387.8

Operating income (loss)	(0.1)	54.3	14.2	46.5	0.7	115.6

Non-operating income and expense
Interest expense	(0.7)	(63.6)	—	—	—	(64.3)
Interest income	—	—	—	0.3	—	0.3
Other income and (expense), net	(23.2)	(11.6)	—	(1.3)	(20.1)	(56.2)

Total non-operating income and expense	(23.9)	(75.2)	—	(1.0)	(20.1)	(120.2)

Income (loss) from continuing operations before income taxes	(24.0)	(20.9)	14.2	45.5	(19.4)	(4.6)

Benefit (provision) for income taxes	21.4	(2.3)	—	(12.5)	—	6.6

Income (loss) from continuing operations	(2.6)	(23.2)	14.2	33.0	(19.4)	2.0

Discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)

Net income (loss)	(2.6)	(23.2)	14.2	32.5	(19.4)	1.5
Less: net income attributable to noncontrolling interests	—	—	—	(4.1)	—	(4.1)

Net income (loss) attributable to TransUnion Corp.	$(2.6)	$(23.2)	$14.2	$28.4	$(19.4)	$(2.6)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Three Months Ended June 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$159.6	$52.7	$61.2	$(16.0)	$257.5

Operating expenses
Cost of services	—	78.0	24.3	20.3	(12.1)	110.5
Selling, general and administrative	0.1	40.6	14.7	13.8	(4.2)	65.0
Depreciation and amortization	—	15.4	4.3	1.8	—	21.5

Total operating expenses	0.1	134.0	43.3	35.9	(16.3)	197.0

Operating income (loss)	(0.1)	25.6	9.4	25.3	0.3	60.5

Non-operating income and expense
Interest expense	(0.3)	(30.4)	—	—	—	(30.7)
Interest income	—	—	—	0.1	—	0.1
Other income and (expense), net	22.2	28.1	—	(0.5)	(47.2)	2.6

Total non-operating income and expense	21.9	(2.3)	—	(0.4)	(47.2)	(28.0)

Income (loss) from continuing operations before income taxes	21.8	23.3	9.4	24.9	(46.9)	32.5

Benefit (provision) for income taxes	1.1	(1.1)	—	(7.3)	—	(7.3)

Income (loss) from continuing operations	22.9	22.2	9.4	17.6	(46.9)	25.2

Discontinued operations, net of tax	—	—	—	(0.3)	—	(0.3)

Net income (loss)	22.9	22.2	9.4	17.3	(46.9)	24.9
Less: net income attributable to noncontrolling interests	—	—	—	(2.0)	—	(2.0)

Net income (loss) attributable to TransUnion Corp.	$22.9	$22.2	$9.4	$15.3	$(46.9)	$22.9

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Six Months Ended June 30, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$297.7	$86.5	$101.5	$(21.4)	$464.3

Operating expenses
Cost of services	—	151.8	35.2	30.6	(18.4)	199.2
Selling, general and administrative	0.1	85.6	31.2	24.6	(3.4)	138.1
Depreciation and amortization	—	28.3	8.9	3.1	—	40.3

Total operating expenses	0.1	265.7	75.3	58.3	(21.8)	377.6

Operating income (loss)	(0.1)	32.0	11.2	43.2	0.4	86.7

Non-operating income and expense
Interest expense	(0.3)	(15.6)	—	(0.2)	—	(16.1)
Interest income	0.3	0.1	—	0.3	—	0.7
Other income and (expense), net	18.6	2.0	(0.4)	(0.5)	(65.5)	(45.8)

Total non-operating income and expense	18.6	(13.5)	(0.4)	(0.4)	(65.5)	(61.2)

Income (loss) from continuing operations before income taxes	18.5	18.5	10.8	42.8	(65.1)	25.5

Provision for income taxes	(11.8)	(0.2)	—	(11.6)	—	(23.6)

Income (loss) from continuing operations	6.7	18.3	10.8	31.2	(65.1)	1.9

Discontinued operations, net of tax	—	—	—	8.7	—	8.7

Net income (loss)	6.7	18.3	10.8	39.9	(65.1)	10.6
Less: net income attributable to noncontrolling interests	—	—	—	(3.9)	—	(3.9)

Net income (loss) attributable to TransUnion Corp.	$6.7	$18.3	$10.8	$36.0	$(65.1)	$6.7

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Three Months Ended June 30, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$152.3	$43.6	$52.2	$(10.7)	$237.4

Operating expenses
Cost of services	—	77.3	17.7	14.1	(9.0)	100.1
Selling, general and administrative	0.1	51.5	13.2	13.6	(1.8)	76.6
Depreciation and amortization	—	14.0	4.6	1.5	—	20.1

Total operating expenses	0.1	142.8	35.5	29.2	(10.8)	196.8

Operating income (loss)	(0.1)	9.5	8.1	23.0	0.1	40.6

Non-operating income and expense
Interest expense	(0.1)	(10.4)	—	(0.3)	—	(10.8)
Interest income	0.1	—	—	0.2	—	0.3
Other income and (expense), net	(12.9)	(12.0)	(0.1)	0.4	(22.0)	(46.6)

Total non-operating income and expense	(12.9)	(22.4)	(0.1)	0.3	(22.0)	(57.1)

Income (loss) from continuing operations before income taxes	(13.0)	(12.9)	8.0	23.3	(21.9)	(16.5)

Provision for income taxes	(1.2)	—	—	(7.3)	—	(8.5)

Income (loss) from continuing operations	(14.2)	(12.9)	8.0	16.0	(21.9)	(25.0)

Discontinued operations, net of tax	—	—	—	12.8	—	12.8

Net income (loss)	(14.2)	(12.9)	8.0	28.8	(21.9)	(12.2)
Less: net income attributable to noncontrolling interests	—	—	—	(2.0)	—	(2.0)

Net income (loss) attributable to TransUnion Corp.	$(14.2)	$(12.9)	$8.0	$26.8	$(21.9)	$(14.2)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(19.5)	$44.1	$2.5	$29.2	$—	$56.3

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(33.8)	(1.8)	(3.3)	—	(38.9)
Investments in trading securities	—	(0.9)	—	—	—	(0.9)
Proceeds from sale of trading securities	—	9.0	—	—	—	9.0
Investments in held-to-maturity securities	—	—	—	(6.3)	—	(6.3)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(4.2)	—	(4.2)

Cash used in investing activities	—	(25.7)	(1.8)	(13.8)	—	(41.3)

Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0	—	—	—	950.0
Extinguishment of senior secured credit facility	—	(945.2)	—	—	—	(945.2)
Prepayment fee on early extinguishment of senior secured credit facility	—	(9.5)	—	—	—	(9.5)
Repayments of debt	(3.9)	(2.4)	(0.7)	—	—	(7.0)
Distribution of merger consideration	(0.2)	—	—	—	—	(0.2)
Deferred financing fees	—	(11.3)	—	—	—	(11.3)
Other	1.3	—	—	(1.1)	—	0.2

Cash used in financing activities	(2.8)	(18.4)	(0.7)	(1.1)	—	(23.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.4)	—	(0.4)

Net change in cash and cash equivalents	(22.3)	—	—	13.9	—	(8.4)
Cash and cash equivalents, beginning of period	81.4	—	—	49.8	—	131.2

Cash and cash equivalents, end of period	$59.1	$—	$—	$63.7	$—	$122.8

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$1,077.8	$90.0	$4.0	$19.1	$(1,110.5)	$80.4

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(13.5)	(4.0)	(1.5)	—	(19.0)
Proceeds from sale of trading securities	—	0.3	—	—	—	0.3
Proceeds from sale and redemption of investments in available-for-sale securities	114.4	—	—	—	—	114.4
Proceeds from held-to-maturity securities	—	—	—	4.9	—	4.9
Proceeds from sale of assets of discontinued operations	—	—	—	10.6	—	10.6
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(8.7)	—	(8.7)
Other	—	16.0	—	0.3	(15.5)	0.8

Cash provided by (used in) investing activities	114.4	2.8	(4.0)	5.6	(15.5)	103.3

Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0	—	—	—	950.0
Proceeds from issuance of senior notes	—	645.0	—	—	—	645.0
Proceeds from RFC loan	16.7	—	—	—	—	16.7
Proceeds from revolving line of credit	—	15.0	—	—	—	15.0
Repayments of debt	(89.1)	(500.6)	—	(15.5)	15.5	(589.7)
Treasury stock purchases	(5.4)	—	—	—	—	(5.4)
Distribution of merger consideration	(1,171.7)	—	—	—	—	(1,171.7)
Debt financing fees	—	(85.3)	—	—	—	(85.3)
Change in control transaction fees	—	(27.8)	—	—	—	(27.8)
Dividends to Parent	—	(1,087.1)	—	(23.4)	1,110.5	—
Other	0.1	(2.0)	—	(1.7)	—	(3.6)

Cash provided by (used in) financing activities	(1,249.4)	(92.8)	—	(40.6)	1,126.0	(256.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)

Net change in cash and cash equivalents	(57.2)	—	—	(16.2)	—	(73.4)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows - Continued

For the Six Months Ended June 30, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $11.6	102.4	—	—	46.7	—	149.1

Cash and cash equivalents, end of period	$45.2	$—	$—	$30.5	$—	$75.7

16. Stock-Based Compensation

Upon the consummation of the Change in Control Transaction described in Note 2, “Change in Control,” all unvested restricted stock previously issued to employees under our then existing equity award program immediately vested. As a result, the Company recognized $20.7 million of additional stock-based compensation expense, approximately $13.2 million net of tax, on the date of the Change in Control Transaction.

In connection with the Change in Control Transaction, the Company adopted the TransUnion Corp. 2010 Management Equity Plan under which stock-based awards may be issued to executive officers, employees and directors of the Company. As of December 31, 2010, a total of 3.3 million shares were authorized for grant under the plan.

Effective June 15, 2010, the Company granted 3.0 million stock options under the 2010 Management Equity Plan with a ten-year term and an exercise price of $24.37 per share, which was equal to the fair value and the purchase price paid for the stock in the Change in Control Transaction. Of the options granted, 50% vest based on time (service condition awards), and 50% vest based on time and on meeting certain market conditions (market condition awards). Service condition awards vest over a five-year service period, with 20% vesting one year after the grant date and 5% vesting each quarter thereafter. Market condition awards vest over a five-year period, with 20% vesting one year after the grant date and 5% vesting each quarter thereafter, contingent on meeting certain market conditions. The service condition awards have a grant date fair value of $13.3 million, or $8.84 per share, measured using the Black-Scholes valuation model with the following assumptions: expected volatility of 30% based on comparable company volatility; expected life of 6.5 years using the simplified method described in SAB No. 107 because we do not have historical data related to exercise behavior; risk-free rate of return of 2.77% based on the rate of 7-year treasury bills on the date of the award; and an expected dividend yield of zero. The market condition awards have a grant date fair value of $5.0 million, or $3.29 per share, measured using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition awards. Additional awards were granted in December 2010, with identical terms.

During 2011, the following stock options were granted:

Stock options granted	Number of options granted	Weighted Average Exercise Price	Weighted Average Fair Value of Underlying Stock	Weighted Average Intrinsic Value Per Option	Weighted Average Fair Value Per Option
First quarter 2011 service condition awards	58,000	$24.37	$24.37	$0	$8.84
First quarter 2011 market condition awards	10,000	24.37	24.37	0	3.29
Second quarter 2011 service condition awards	108,500	25.20	25.20	0	9.13
Second quarter 2011 market condition awards	108,500	25.20	25.20	0	3.78

Totals	285,000	25.00	25.00	0	6.83

The fair value of the awards granted in 2011 was measured using the same methodology used to value the 2010 awards. For awards granted between January 1, 2011 and May 31, 2011, the fair value of the underlying stock was measured retrospectively based on the fair value and purchase price of the stock used in the Change in Control Transaction. The 2010 Management Equity Plan requires us to obtain an independent fair value of our stock on an annual basis. For awards granted after May 31, 2011, the fair value of the underlying stock was measured contemporaneously based on the valuation of our stock determined as of June 1, 2011. The assumptions used to measure the fair value of awards were consistent with those used in 2010, other than the risk-free rate of return, which was estimated at 2.40% based on the rate of 7-year treasury bills on June 1, 2011.

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

References in this discussion and analysis to “TransUnion,” the “Company,” “we,” “our,” “us” and “its” are to TransUnion Corp. and its consolidated subsidiaries, collectively.

Overview

We are a leading global provider of information and risk management solutions. We provide these solutions to businesses across multiple industries and to individual consumers. Our technology and services enable businesses to make more timely and informed credit granting, risk management, underwriting, fraud protection and customer acquisition decisions by delivering high quality data, and by integrating advanced analytics and enhanced decision-making capabilities. Our interactive website provides consumers with real-time access to their personal credit information and analytical tools that help them understand and proactively manage their personal finances. We have operations in the United States, Africa, Canada, Latin America, East Asia and India and provide services in 23 countries. We have a diversified customer base across multiple industries, including financial services, insurance, healthcare, automotive, retail and communications.

We generate revenues primarily from the sale of credit reports, credit marketing services, portfolio reviews and other credit-related services to financial institutions, insurance companies and credit card issuers both in the United States and internationally through both direct and indirect channels. We have maintained long-standing relationships with many of our largest customers due to our collaborative approach and the critical nature of the services we provide. We also generate revenues by providing subscription-based interactive services to consumers that help them understand and manage their personal finances and that protect them from identity theft.

Segments

We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”), International and Interactive. Additionally, our Corporate unit provides support services to each operating segment.

USIS provides consumer reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. In this segment, we intend to focus on continued expansion into underpenetrated and growth industries, such as insurance and healthcare, and introduction of innovative and differentiated solutions in the financial services and other industries.

International provides services similar to our USIS and Interactive segments in several countries outside the United States and automotive information and commercial data to customers in select geographies. We believe our International segment represents an opportunity for growth as economies in which we operate continue to develop their credit markets. We also seek to enter into and develop our business in new geographies.

Interactive provides services to consumers, including credit reports, scores and credit and identity monitoring services, primarily through subscriptions. As the U.S. economy continues to stabilize and improve, and consumer borrowing activity and concerns over identity theft continue to increase, we expect our Interactive segment to grow and to represent an increasing portion of our overall revenue.

Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature. See Part I, Item 1, Note 13, “Operating Segments,” for further information about our segments.

Factors Affecting Our Results of Operations

The following are certain factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. The economic downturn that began impacting our business in 2008 resulted in reduced revenues across all of our segments due to lower credit activity and lower demand for our services. During the latter half of 2010 and the first half of 2011, in the United States and in other markets, we saw signs of improved economic conditions and increased market stabilization. In the United States, we also saw a continuing gradual improvement in the consumer lending market and an increase in demand for our credit marketing services. These factors helped drive improved financial results in all of our segments for the three and six months ended June 30, 2011, compared to the same periods in 2010.

The economic and market improvements were tempered by continuing consumer uncertainty. During the first half of 2011, concerns remained over continuing high unemployment and a housing market that remained stagnant. These concerns have pressured growth in all of our segments and will likely continue to do so until markets further improve and the uncertainty subsides.

Our revenues are also significantly influenced by industry trends, including the demand for the credit-related services we offer. Companies increasingly rely on data and analytics to make more informed decisions, operate their businesses more efficiently and manage risk. Similarly, consumers seek information to help them understand and proactively manage their personal finances and to better protect themselves against identity theft. We expect that increased demand for targeted data and sophisticated analytical tools will drive revenue growth in all of our segments.

New financial regulations and laws have introduced challenges and opportunities for us and our customers. During the third quarter of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law and beginning July 21, 2011, the Bureau of Consumer Financial Protection officially became our primary regulator. We continue to assess this situation to determine the best way to mitigate any negative impact the current and future regulations may have and to determine how we can take advantage of any new market opportunities these regulations may create.

Acquisitions and Partnerships

We selectively evaluate and consider acquisitions and partnerships as a means of expanding our business and international footprint and entering into new markets.

On April 15, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary, TransUnion Analytic and Decision Services (Proprietary) Limited, from the minority shareholders for $6.0 million, including a $1.8 million note payable. As a result of this acquisition, the Company will no longer record net income attributable to noncontrolling interests for this subsidiary.

On August 1, 2010, we acquired a 51% ownership interest in Databusiness S.A., (“Chile”) our Chile subsidiary, for $6.7 million. The results of operations of Chile have been included as part of the International segment in our consolidated statements of income since the acquisition.

On April 18, 2010, we acquired an additional 9.99% ownership interest in Credit Information Bureau (India) Limited (“CIBIL”), for $8.7 million, bringing our total ownership to 19.99%. As a result of this acquisition, we now account for this investment using the equity method.

We continue to look at a number of strategic acquisitions and partnerships in the healthcare, insurance, international and other markets consistent with our growth objective.

Change in Control Transaction

On June 15, 2010, MDCPVI TU Holdings, LLC, an entity beneficially owned by affiliates of Madison Dearborn Partners, LLC, acquired 51.0% of our outstanding common stock. We refer to this transaction and the related financing transactions collectively as the Change in Control Transaction. As part of the Change in Control Transaction, we incurred $1,626.7 million of debt. As a result, our interest expense has increased significantly and is expected to be in excess of $130.0 million annually for the next several years. In addition, we recognized $21.4 million of accelerated stock-based compensation and related expenses, $27.8 million of acquisition fees and $18.9 million of loan fees in the three months ended June 30, 2010 in connection with the Change in Control Transaction. See Part I, Item 1, Note 2, “Change in Control,” for additional information.

2011 Debt Refinancing

In the first quarter 2011, we refinanced our senior secured credit facility, which resulted in a $59.3 million loss on the early extinguishment of debt, including a write-off of unamortized deferred financing fees of $49.8 million and a prepayment penalty of $9.5 million. Our year-to-date 2011 net loss was directly attributable to this loss from the early extinguishment of debt. See Part I, Item 1, Note 9, “Debt,” for additional information.

Key Components of Our Results of Operations

Revenue

We derive our USIS segment revenue from three operating platforms: Online Data Services, Credit Marketing Services and Decision Services. Revenue in Online Data Services is driven primarily by the volume of credit reports that our customers purchase. Revenue in Credit Marketing Services is driven primarily by demand for customer acquisition and portfolio review services. Revenue in Decision Services is driven primarily by demand for services that provide our customers with online, real-time, automated decisions at the point of consumer interaction.

We report our International segment revenue in two categories: developed markets and emerging markets. Our developed markets are Canada, Hong Kong and Puerto Rico. Our emerging markets include Africa, Latin America, East Asia and India.

We derive revenue in our Interactive segment from both direct and indirect channels. Currently, our Interactive revenue is primarily subscription based.

Cost of Services

Costs of services include data acquisition and royalty fees, costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and occupancy costs associated with the facilities where these functions are performed.

Selling, General and Administrative

Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions.

Non-Operating Income and Expense

Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments and other non-operating income and expenses.

Results of Operations

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, cash provided by operating activities and capital expenditures and the non-GAAP measure Adjusted EBITDA. For the three and six months ended June 30, 2011 and 2010, these key indicators, and the reconciliation of Adjusted EBITDA to net income (loss) attributable to TransUnion Corp, its most closely comparable GAAP measure, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Revenue	$257.5	$237.4	$20.1	8.5%	$503.4	$464.3	$39.1	8.4%

Reconciliation of net income (loss) attributable to TransUnion Corp. to Adjusted EBITDA:
Net income (loss) attributable to TransUnion Corp.	$22.9	$(14.2)	$37.1		$(2.6)	$6.7	$(9.3)
Discontinued operations	0.3	(12.8)	13.1		0.5	(8.7)	9.2

Net income (loss) from continuing operations attributable to TransUnion Corp.	$23.2	$(27.0)	$50.2		$(2.1)	$(2.0)	$(0.1)
Net interest expense	30.6	10.5	20.1		64.0	15.5	48.5
Income tax (benefit) provision	7.3	8.5	(1.2)		(6.6)	23.6	(30.2)
Depreciation and amortization	21.5	20.1	1.4		43.2	40.3	2.9
Stock-based compensation	1.2	3.4	(2.2)		2.4	8.5	(6.1)
Other (income) and expense(1)	1.1	49.7	(48.6)		63.3	50.4	12.9
Adjustments(2)	6.3	21.4	(15.1)		6.3	21.4	(15.1)

Adjusted EBITDA(3)	$91.2	$86.6	$4.6	5.3%	$170.5	$157.7	$12.8	8.1%

Other metrics:
Cash provided by operating activities of continuing operations	$31.7	$59.5	$(27.8)	(46.7)%	$57.6	$84.6	$(27.0)	(31.9)%
Capital expenditures(4)	$12.2	$13.6	$(1.4)	(10.3)%	$38.9	$19.0	$19.9	104.7%

(1)

Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the six months ended June 30, 2011, other income and expense included a $59.3 million loss on the early extinguishment of debt as a result of refinancing our senior secured credit facility. See Part 1, Item 1, Note 9, “Debt,” for further information about the refinancing. For the three and six months ended June 30, 2010, other income and expense included $27.8 million of acquisition fees and $18.9 million of loan fees related to the Change in Control Transaction. See Part 1, Item 1, Note 2, “Change in Control,” for further information about the impact of the Change in Control Transaction.

(2)

For the three and six months ended June 30, 2011, adjustments included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. Both of these expenses were recorded in our USIS segment. For the three and six months ended June 30, 2010, adjustments included $21.4 million of accelerated stock-based compensation and related expenses resulting from the Change in Control Transaction. These expenses were recorded in each segment and in Corporate. See Part 1, Item 1, Note 2, “Change in Control,” for further information about the impact of the Change in Control Transaction. See page 34, footnote 1, for the impact on segment operating income for these adjustments.

(3)

Adjusted EBITDA is a non-GAAP measure. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition, Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation or certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. The annual variable compensation for certain members of our management is based in part on Adjusted EBITDA. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to operating income or net income as an indicator of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income (loss) attributable to TransUnion Corp. The reconciliation of Adjusted EBITDA to net income (loss) attributable to TransUnion Corp. is included in the table above.

(4)	Capital expenditures for the six months ended June 30, 2011, include $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010.

Revenue

Total revenue increased $20.1 million and $39.1 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in revenue for the three- and six-month periods was due to improving economic conditions, revenue from our recent acquisition in Chile, and the impact of strengthening foreign currencies in our International segment. Revenue by segment for the three- and six month periods was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
U.S. Information Services:
Online Data Services	$113.2	$111.6	$1.6	1.4%	$222.1	$217.7	$4.4	2.0%
Credit Marketing Services	32.3	27.5	4.8	17.5%	63.6	54.5	9.1	16.7%
Decision Services	20.2	20.7	(0.5)	(2.4)%	39.5	39.2	0.3	0.8%

Total U.S. Information Services	165.7	159.8	5.9	3.7%	325.2	311.4	13.8	4.4%

International:
Developed markets	22.8	21.9	0.9	4.1%	43.5	42.3	1.2	2.8%
Emerging markets	31.7	25.4	6.3	24.8%	61.4	49.9	11.5	23.0%

Total International	54.5	47.3	7.2	15.2%	104.9	92.2	12.7	13.8%

Interactive	37.3	30.3	7.0	23.1%	73.3	60.7	12.6	20.8%

Total revenue	$257.5	$237.4	$20.1	8.5%	$503.4	$464.3	$39.1	8.4%

U.S. Information Services Segment

USIS revenue increased $5.9 million and $13.8 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These increases were primarily due to an increase in our customers’ credit marketing programs and improvements in Online Data Services that began in the second half of 2010.

Online Data Services

Online Data Services revenue increased $1.6 million and $4.4 million for the three- and six-month periods, respectively, compared to the same periods in 2010, due to a 3.2% and 3.4% increase in online credit report unit volume, primarily in the financial services market, and an increase in the volume of other online services in each period.

Credit Marketing Services

Credit Marketing Services revenue increased $4.8 million and $9.1 million for the three- and six-month periods, respectively, compared to the same periods in 2010, due to an increase in our customers’ credit marketing orders, with an increase in demand for custom data sets and archive information for both customer acquisition and portfolio review services in each period.

Decision Services

Decision Services revenue decreased $0.5 million and increased $0.3 million for the three- and six-month periods, respectively, compared to the same periods in 2010. An increase in healthcare revenue was generally offset by a decrease in financial services revenue in both periods.

International Segment

International revenue increased $7.2 million, or 15.2%, and $12.7 million, or 13.8%, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. For the three-month period, 7.4% of the increase was due to the impact of strengthening foreign currencies and 4.3% was due to revenue from our acquisition in Chile, with the remainder due to higher revenue from increased volumes in most countries. For the six-month period, 6.6% of the increase was due to the impact of strengthening foreign currencies and 4.4% was due to revenue from our Chile acquisition, with the remainder due to higher revenue from increased volumes in most countries.

Developed markets

Developed markets revenue increased $0.9 million, or 4.1%, and $1.2 million, or 2.8%, for the three- and six-month periods compared to the same periods in 2010, primarily due to the impact of a strengthening Canadian dollar and higher revenue from increased volume in Hong Kong, partially offset by lower revenue from a decrease in volume in Canada in each period.

Emerging markets

Emerging markets revenue increased $6.3 million, or 24.8%, and $11.5 million, or 23.0%, for the three- and six-month periods, respectively, compared to the same periods in 2010. For the three-month period, 9.4% of the increase was due to the impact of strengthening foreign currencies, primarily the South African rand, and 8.2% was due to revenue from our acquisition in Chile, with the remainder due to higher revenue from increased volumes in Africa, Latin America and India. For the six-month period, 8.2% of the increase was due to the impact of strengthening foreign currencies, primarily the South African rand, and 8.3% was due to revenue from our acquisition in Chile, with the remainder due to higher revenue from increased volumes in Africa, Latin America and India. Approximately 73% and 72% of the emerging markets revenue for the three- and six-month periods ended June 30, 2011, respectively, was from South Africa.

Interactive Segment

Interactive revenue increased $7.0 million and $12.6 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. This increase was primarily due to an increase in the average number of subscribers in both our direct and indirect channels in each period.

Operating expenses

Total operating expenses increased $0.2 million and $10.2 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. These increases were primarily due to an increase in costs related to the increase in revenue, certain charges in our USIS segment as discussed below, the impact of strengthening foreign currencies, higher labor costs and the inclusion of costs for our Chile operations, partially offset by lower stock-based compensation expense. Operating expenses for the three- and six-month periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of services	$110.5	$100.1	$10.4	10.4%	$212.1	$199.2	$12.9	6.5%
Selling, general and administrative	65.0	76.6	(11.6)	(15.1)%	132.5	138.1	(5.6)	(4.1)%
Depreciation and amortization	21.5	20.1	1.4	7.0%	43.2	40.3	2.9	7.2%

Total operating expenses	$197.0	$196.8	$0.2	0.1%	$387.8	$377.6	$10.2	2.7%

Cost of services

Cost of services increased $10.4 million and $12.9 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. Overall cost of services in our International segment increased as a result of the impact of strengthening foreign currencies and the inclusion of costs from our acquisition in Chile. In addition, royalty expense and data costs increased $6.3 million and $8.0 million in each respective period as a result of the increased revenue across all segments. Labor-related costs, excluding stock-based compensation, increased $4.3 million and $4.8 million in each respective period, primarily in our USIS and International segments, as we continue to invest for future growth. In our USIS segment, a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge increased cost of services in each period. These increases were partially offset by a decrease in stock-based compensation expense due to a change in our stock-based compensation program and $8.0 million of additional stock-based compensation and related expenses incurred in 2010 from the Change in Control Transaction discussed in Part I, Item 1, Note 2, “Change in Control.”

Selling, general and administrative

Selling, general and administrative expenses decreased $11.6 million and $5.6 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These decreases were primarily due to lower stock-based compensation expense as a result of a change in our stock-based compensation program and $13.4 million of additional stock-based compensation and related expenses in 2010 from the Change in Control Transaction discussed in Part I, Item 1, Note 2, “Change in Control.” These

decreases were partially offset by an increase in labor-related costs, including the impact of foreign currency and costs attributable to our acquisition in Chile but excluding stock-based compensation, of $1.6 million and $5.6 million in each respective period, primarily in our USIS and International segments and our Corporate unit as we continue to invest for future growth.

Operating income and operating margins

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Operating Income(1)
U.S. Information Services(2)	$42.3	$37.4	$4.9	13.1%	$86.4	$76.6	$9.8	12.8%
International(2)	16.4	14.7	1.7	11.6%	30.9	28.8	2.1	7.3%
Interactive	14.7	8.5	6.2	72.9%	23.7	14.0	9.7	69.3%
Corporate(2)	(12.9)	(20.0)	7.1	35.5%	(25.4)	(32.7)	7.3	22.3%

Total operating income(2)	$60.5	$40.6	$19.9	49.0%	$115.6	$86.7	$28.9	33.3%

	2011	2010	Change (3)		2011	2010	Change (3)
Operating Margin
U.S. Information Services	25.5%	23.4%	2.1%		26.6%	24.6%	2.0%
International	30.1%	31.1%	(1.0)%		29.5%	31.2%	(1.8)%
Interactive	39.4%	28.1%	11.4%		32.3%	23.1%	9.3%
Total operating margin	23.5%	17.1%	6.4%		23.0%	18.7%	4.3%

(1)

For the three and six months ended June 30, 2011, operating income included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. Both of these expenses were recorded in our USIS segment. For the three and six months ended June 30, 2010, operating income included $21.4 million of accelerated stock-based compensation and related expenses resulting from the Change in Control Transaction that were recorded in each segment and Corporate as follows: USIS $12.2 million; International $2.6 million; Interactive $1.2 million; and Corporate $5.4 million.

(2)

For the three and six months ended June 30, 2010, a $2.2 million legal settlement with a global vendor impacted segment and corporate operating income as follows: USIS a $1.9 million increase; International a $2.2 million increase; and Corporate a $1.9 million decrease

(3)	When comparing changes for margins, variance changes are based on a “basis point” change.

Total operating income increased $19.9 million and operating margin increased 640 basis points for the three months ended June 30, 2011, compared to the same period in 2010. Total operating income increased $28.9 million and operating margin increased 430 basis points for the six months ended June 30, 2011, compared to the same period in 2010. The increases in both periods were due to the increases in revenue that were partially offset by the increases in operating expense as discussed above. Margins for the USIS segment increased in both periods due to the increases in revenue and decrease in stock-based compensation, partially offset by an increase in labor costs and, for the three-month period, the impact of the outsourcing vendor contract early termination fee and the impairment and related restructuring charge. Margins for the International segment decreased in both periods as the increases in labor and product costs more than outweighed the increases in revenue. Margins for the Interactive segment increased in both periods due to the increases in revenue.

Non-operating income and expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Interest income	$0.1	$0.3	$(0.2)	(66.7)%	$0.3	$0.7	$(0.4)	(57.1)%
Interest expense	(30.7)	(10.8)	(19.9)	(184.3)%	(64.3)	(16.1)	(48.2)	(299.4)%
Other income and expense, net:
Acquisition fees	(0.4)	(27.4)	27.0	98.5%	(2.3)	(28.0)	25.7	91.8%
Loan fees	(0.5)	(19.5)	19.0	97.4%	(60.2)	(20.1)	(40.1)	(199.5)%
Earnings from equity method investments	3.2	2.8	0.4	14.3%	6.6	4.4	2.2	50.0%
Loss on sale of investments	—	(2.2)	2.2	100.0%	—	(2.2)	2.2	100.0%
Dividends from cost method investments	0.4	0.3	0.1	33.3%	0.4	0.3	0.1	33.3%
Other	(0.1)	(0.6)	0.5	83.3%	(0.7)	(0.2)	(0.5)	(250.0)%

Total other income and expense, net	2.6	(46.6)	49.2	105.6%	(56.2)	(45.8)	(10.4)	(22.7)%

Non-operating income and expense	$(28.0)	$(57.1)	$29.1	51.0%	$(120.2)	$(61.2)	$(59.0)	(96.4)%

Other income and expense, net, was significantly impacted by the Change in Control Transaction in June 2010 and by the senior secured credit facility refinancing transaction in February 2011. See Part I, Item 1, Note 2, ”Change in Control,” for additional information about the Change in Control Transaction. See Part I, Item 1, Note 9, ”Debt,” for additional information about the senior secured credit facility refinancing transaction.

Interest expense increased $19.9 million and $48.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to the new debt incurred in connection with the Change in Control Transaction in June of 2010.

Loan fees were $0.5 million and $60.2 million for the three and six months ended June 30, 2011, respectively. For the six-month period, loan fees included a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility. These loan fees also include commitment fees and amortization of deferred financing fees related to the undrawn portion of the lines of credit that were outstanding during the periods.

Acquisition fees were $27.4 million and $28.0 million for the three and six months ended June 30, 2010, respectively, primarily due to transaction fees for the Change in Control Transaction. Loan fees were $19.5 million and $20.1 million for the three and six months ended June 30, 2010, respectively, primarily due to the Change in Control Transaction. These loan fees included a $10.0 million fee for the lenders’ commitment to provide a bridge loan for the transaction that we did not utilize and $8.9 million of previously unamortized deferred financing fees related to the senior unsecured loan facility that was repaid as part of the transaction. These loan fees also included commitment fees and amortization of deferred financing fees related to the undrawn portion of the lines of credit that were outstanding during the periods. Loss on sale of investments was $2.2 million for the three and six months ended June 30, 2010, primarily due to a $2.1 million loss realized on the cash settlement of the swap instrument we held as an interest rate hedge on the prior unsecured term loan that was repaid in connection with the Change in Control Transaction.

Provision for income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
(in millions)	$	%	$	%	$	%	$	%
Income (loss) from continuing operations before income taxes	$32.5		$(16.5)		$(4.6)		$25.5

Provision (benefit) for income taxes at statutory rate	11.4	35.0%	(5.8)	35.0%	(1.6)	35.0%	8.9	35.0%
Change in Control Transaction costs	(4.7)	(14.5)%	10.3	(62.4)%	(4.7)	102.2%	10.3	40.4%
Credits and other	0.6	2.0%	4.0	(24.1)%	(0.3)	6.3%	4.4	17.1%

Total provision (benefit) for income taxes	$7.3	22.5%	$8.5	(51.5)%	$(6.6)	143.5%	$23.6	92.5%

In connection with the Change in Control Transaction, we incurred significant costs which were expensed for GAAP accounting purposes under ACS 805, Business Combinations. Certain of these costs must be capitalized and are considered non-deductible for tax purposes, creating a permanent book-to-tax difference. During the second quarter, we completed our analysis of the non-deductible Change in Control Transaction expenses and determined that a portion of the expenses previously considered non-deductible did qualify for a tax deduction.

The effective tax rate for the three months ended June 30, 2011, was 22.5% and was lower than the U.S. federal statutory rate of 35% primarily due to the tax benefit from additional expense we are deducting after concluding our analysis of the deductibility of fees incurred in the Change in Control Transaction.

For the three months ended June 30, 2010, we reported a loss from continuing operations before income taxes. The effective tax rate for this period was not meaningful as we recognized tax expense on the loss due to the non-deductibility of certain Change in Control Transaction expenses and the limitation on foreign tax credits, resulting in a negative effective tax rate.

For the six months ended June 30, 2011, we also reported a loss from continuing operations before income taxes and we recorded a tax benefit on the loss. The effective tax benefit rate for this period of 143.5% was higher than the statutory 35% rate primarily due to the tax benefit from additional expense we are deducting after concluding our analysis of the deductibility of fees incurred in the Change in Control Transaction.

The effective tax expense rate for the six months ended June 30, 2010, of 92.5% was higher than the statutory 35% rate primarily due to the non-deductibility of certain Change in Control Transaction expenses and the limitation on foreign tax credits.

Discontinued operations, net of tax

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Discontinued operations, net of tax	$(0.3)	$12.8	$(13.1)	(102.3)%	$(0.5)	$8.7	$(9.2)	(105.7)%

During the first quarter of 2010, we completed the sale of the remaining business comprising our real estate services business. During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders. We will have no significant ongoing relationship with either of these businesses. Income for the three months ended June 30, 2010, included gains net of tax of $11.0 million on the final disposal of these businesses.

Significant changes in assets and liabilities

Our balance sheet at June 30, 2011, as compared to December 31, 2010, was impacted by the following:

•

Net deferred income tax assets included in other current assets increased $18.9 million from year end 2010 primarily due to recording a deferred tax asset resulting from a domestic net operating loss through the first six months of 2011.

•

Deferred financing fees included in other current assets decreased $6.8 million from year end 2010 due to the refinancing of our senior secured credit facility as discussed in Part I, Item 1, Note 5, “Other Current Assets,” and Note 9, “Debt.”

•

Deferred financing fees included in other assets decreased $34.2 million from year end 2010 due to the refinancing of our senior secured credit facility as discussed in Part I, Item 1, Note 6, “Other Assets,” and Note 9, “Debt.”

•

Other current liabilities decreased $19.7 million from year end 2010 due to the payment of 2010 accrued bonuses and employee benefits in the first quarter of 2011 as discussed in Part I, Item 1, Note 7, “Other Current Liabilities.”

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under our senior secured revolving line of credit will be sufficient to finance our liquidity requirements for the foreseeable future. However, we may elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.

Cash and cash equivalents totaled $122.8 million at June 30, 2011, of which $61.3 million was held outside the United States. Cash and cash equivalents totaled $131.2 million at December 31, 2010, of which $48.3 million was held outside the United States. These funds held outside the United States are intended to be permanently reinvested in operations outside of the United States and are not needed to fund our current or expected domestic operations. Repatriation of these foreign amounts would result in the accrual and payment of additional U.S. tax. Typically our first quarter cash flows each year are lower than other quarters due to the timing of compensation-related payments. As of June 30, 2011, we had no outstanding borrowings under our senior secured revolving line of credit and could borrow up to the full amount. Beginning in 2013, under the senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part I, Item 1, Note 9, “Debt,” for additional information.

Sources and uses of cash

	Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change
Cash provided by operating activities of continuing operations	$57.6	$84.6	$(27.0)
Cash used in operating activities of discontinued operations	(1.3)	(4.2)	2.9
Cash (used in) provided by investing activities	(41.3)	103.3	(144.6)
Cash used in financing activities	(23.0)	(256.8)	233.8
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.3)	(0.1)

Net change in cash and cash equivalents	$(8.4)	$(73.4)	$65.0

Operating activities

Cash provided by operating activities decreased $27.0 million, from $84.6 million for the six months ended June 30, 2010, to $57.6 million for the six months ended June 30, 2011. The decrease in cash provided was primarily due to additional interest paid on our debt, partially offset by less cash used for working capital as a result of more aggressively managing our vendor payments.

Investing activities

Cash used in investing activities increased $144.6 million, from a source of cash of $103.3 million for the six months ended June 30, 2010, to a use of cash of $41.3 million for the six months ended June 30, 2011. The increase in cash used was primarily due to lower net proceeds from the sale of securities and higher capital expenditures.

Financing activities

Cash used in financing activities decreased $233.8 million, from $256.8 million for the six months ended June 30, 2010, to $23.0 million for the six months ended June 30, 2011. The decrease in cash used was primarily due to the net cash used to finance the Change in Control Transaction in 2010.

Capital expenditures

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cash capital expenditures	$12.2	$13.6	$(1.4)	(10.3)%	$38.9	$19.0	$19.9	104.7%

We make capital expenditures to grow our business by developing new and enhanced capabilities, increase our effectiveness and efficiency and reduce risks. Our capital expenditures include product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life.

For the three-month period, cash paid for capital expenditures decreased $1.4 million, from $13.6 million for the three months ended June 30, 2010, to $12.2 million for the three months ended June 30, 2011. For the six-month period, cash paid for capital expenditures increased $19.9 million, from $19.0 million for the six months ended June 30, 2010, to $38.9 million for the six months ended June 30, 2011. The increase in the six-month period included $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010. Adjusting for these assets, we expect total capital expenditures for 2011 to be comparable to 2010.

Debt covenants

Our senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.50 to 1, reducing for certain periods after January 1, 2012. Although we were not subject to the covenant at June 30, 2011, because we did not have borrowings outstanding on our senior secured revolving line of credit, our senior secured net leverage ratio as of June 30, 2011, was 2.32 to 1. The senior secured net leverage ratio is the ratio of consolidated total net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended June 30, 2011, totaled $355.0 million. The difference between Covenant EBITDA and Adjusted EBITDA totaled $15.6 million for the trailing twelve-month period ended June 30, 2011, and consisted of adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

The continued operation and expansion of our business along with the funding of our debt obligations will limit our ability to pay dividends. In addition, the agreement governing our senior secured credit facility and the indenture governing our senior notes contain limitations on our ability to pay dividends, make distributions and redeem or repurchase capital stock.

Contractual Obligations

As a result of cancelling the outsourcing vendor contract as discussed above, the Company’s contractual obligations for 2012 have decreased approximately $20.6 million from the amount reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011, at December 31, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Part 1, Item 1, Note 1, “Summary of Significant Accounting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.

Application of Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates, assumptions and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different assumptions, judgments or conditions. The “Application of Critical Accounting Estimates” in the section captioned “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Significant Accounting and Reporting Policies,” of our audited financial statements for 2010 included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011, describe the significant accounting estimates used in the preparation of our consolidated financial statements.

Stock-Based Compensation

For the three and six months ended June 30, 2010, we recorded $22.3 million and $26.4 million of stock-based compensation expense, respectively, including $20.7 million from the accelerated vesting of restricted stock in connection with the Change in Control Transaction. For the three and six months ended June 30, 2011, we recorded $1.2 million and $2.4 million of stock-based compensation expense, respectively. The fair value of each award was determined by various methods including independent valuations of our common stock based on discounted cash flow and selected comparable public company analyses, a Black-Scholes valuation model, and a risk-neutral Monte Carlo valuation model. The various valuation models required the company to make a number of significant assumptions, including the fair value of our stock, projections of future cash flows and an estimate of our cost of capital, volatility rates, expected life of awards and risk-free interest rates. We believe the determination of fair value was based on assumptions and estimates that are reasonable and consistent with what would be used by other marketplace participants to determine fair value. Valuations, however, are inherently uncertain and valuations using different assumptions and estimates, or different valuation techniques, could result in significantly different values. See Part I, Item 1, Note 16, “Stock-Based Compensation,” for additional information.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results or results of operations could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of these factors are beyond our control.

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

Disclosure controls and procedures

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting

During the three months ended June 30, 2011, covered by this quarterly report on Form 10-Q, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

We continue to be involved in various legal proceedings resulting from our current or past business operations. Some of these proceedings seek business practice changes or large damage awards. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws, or common law claims related to privacy, libel, slander or the unfair treatment of consumers. We believe that most of these claims are either without merit or we have valid defenses to the claims, and we intend to vigorously defend these matters or seek non-monetary or small monetary settlements, if possible. However, due to the uncertainties inherent in litigation we cannot predict the outcome of each claim in each instance. On a regular basis we establish monetary reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability.

To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. Other than the Privacy Litigation described below, we are not aware of any significant monetary claim that has been asserted against us that would not be covered to some extent by insurance.

Privacy Litigation

We are the defendant in sixteen purported class actions that arose from our Performance Data Division that was discontinued over 10 years ago. All of these purported class actions, except for Andrews v. Trans Union, LLC, Case No. 02-18553, filed in 2002 in the Civil District Court, Parish of Orleans, Louisiana were consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois (Eastern Division) and are known as In Re TransUnion Corp. Privacy Litigation, MDL Docket No. 1350. We refer to these matters as the “Privacy Litigation.”

A settlement of the Privacy Litigation was approved by the court on September 17, 2008. Pursuant to the terms of settlement we paid $75.0 million into a fund for the benefit of class members and any post-settlement claimants, and we provided approximately 600,000 individuals with free credit monitoring services. Through court monitored mediation we have entered into various individual agreements to settle substantially all of the approximately 100,000 post-settlement claims that sought payments either from TransUnion or the fund. All of settlement payments pursuant to these agreements are expected to be made solely from the fund. Absent any appeal of these settlements for the post-settlement claimants we expect to bring this matter to conclusion by the end of 2011 and believe that the remaining amount of the fund will be sufficient to meet all demands asserted by any non-settling post-settlement claimants.

Bankruptcy Tradeline Litigation

We are a defendant in a matter captioned White, et al v. Experian Information Solutions, Inc. (No. 05-cv-01070-DOC/MLG, filed in 2005 in the United States District Court for the Central District of California (the “Bankruptcy Tradeline Litigation”). In this action plaintiffs sought class status against Equifax, Experian and us in connection with the reporting of delinquent or charged-off consumer debt obligations on a consumer report after the consumer was discharged in a bankruptcy proceeding. The claims allege that each national consumer reporting company did not automatically update a consumer’s file after their discharge from bankruptcy and such non-action was a failure to employ reasonable procedures to assure maximum file accuracy, a requirement of the FCRA.

Without admitting any wrongdoing, we have agreed to a settlement of this matter. On August 19, 2008, the Court approved an agreement whereby we and the other industry defendants voluntarily changed certain operational practices. On July 15, 2011, the Court approved a monetary settlement of approximately $51 million, $17 million from each defendant, to compensate class members for actual damage or convenience awards and to cover the costs and fees of class counsel and the administrator of the settlement fund. TransUnion’s payments into the settlement fund were fully covered by insurance.

Employment Reports

On April 8, 2011, a claim was filed in federal court in Pennsylvania purporting to be a class action alleging that consumers did not timely receive a copy of a letter from either of the defendants which notified the consumer that a consumer report was provided to a prospective employer of the consumer and that employment report reflected an adverse public record relating to the consumer. We intend to vigorously defend this matter (Leslie Ellis Thomas v. VeriFirst Background Screening LLC and TransUnion LLC, No. 211-CV-02461-PD, United States District Court for the Eastern District of Pennsylvania) as we do not believe we have acted in a manner that is inconsistent with current law and/or regulatory guidance.

ITEM 1A. RISK FACTORS

You should consider carefully the risks and uncertainties described below. The following risks and uncertainties could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

Risks Related to Our Business

Our revenues are concentrated in the U.S. consumer credit and financial services industries. When these industries or the broader financial markets experience a downturn, demand for our services, our revenues and the collectability of receivables may be adversely affected.

Our largest customers depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. When financial markets experience volatility, illiquidity and disruption, as they did beginning in 2008, our customer base suffers. These recent market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our businesses and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in demand, and the volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect our business in 2008 caused a greater focus on expense reduction by our customers and led to a decline in their account acquisition mailings, which resulted in reduced revenues from our credit marketing programs. In addition, financial institutions tightened lending standards and granted fewer mortgage loans, student loans, automobile loans and other consumer loans. As a result, we experienced a reduction in our credit report volumes. If businesses in these industries experience economic hardship, we cannot provide assurance that we will be able to generate future revenue growth or collect our receivables. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

Data security and integrity are critically important to our business, and breaches of security, unauthorized disclosure of confidential information or the perception that confidential information is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

We own a large amount of highly sensitive and confidential consumer financial and personal information. This data is often accessed through secure transmissions over public networks, including the internet. Despite our technical and contractual precautions to prevent the unauthorized access to and disclosure of our data, we cannot provide assurance that the networks that access our services and databases will not be compromised, whether as a result of criminal conduct, advances in computer hacking or otherwise. Several recent, highly publicized data security breaches have heightened consumer awareness of this issue. Unauthorized disclosure, loss or corruption of our data could disrupt our operations, subject us to substantial legal liability, result in a material loss of business and significantly harm our reputation.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event that consumer information is accessed by unauthorized persons. In the United States, federal and state laws provide for over 40 disparate notification regimes, all of which we are subject to. Complying with such numerous and complex regulations in the event of unauthorized access will be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

If we experience system failures or capacity constraints, the delivery of our services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of revenues or customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network, systems and data centers, some of which have been outsourced to third-party providers. In addition, we generate a significant amount of our revenues through channels that are dependent on links to telecommunications providers. Our systems and operations could be exposed to damage or interruption from fire, natural disasters, power loss, war, terrorist acts, telecommunication failures, computer viruses, denial of service attacks or human error. For example, in 2007, a service interruption occurring during a routine maintenance visit by one of our hardware vendors resulted in a disruption in our ability to deliver data and services for almost 24 hours. We may not have sufficient redundant operations to cover a loss or failure of our systems in a timely manner. Any significant interruption could severely harm our business and reputation and result in a loss of revenue and customers.

We could lose our access to data sources which could prevent us from providing our services.

Our services and products depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public records depositories. Our data providers could stop providing data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach or a desire to generate additional revenue. We could also become subject to legislative, regulatory or judicial restrictions on the collection or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. In some cases, we compete with our data providers. If we lost access to this external data or if our access was restricted or became less economical, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

Our business is subject to various governmental regulations and laws, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we could be subject to civil or criminal penalties.

Our business is subject to significant international, federal, state and local laws and regulations, including, but not limited to, privacy and consumer data protection, financial, tax and labor regulations. These laws and regulations are complex, change frequently and have tended to become more stringent over time. We currently incur significant expenses in our attempt to ensure compliance with these laws. In addition, in the future we may be subject to significant additional expense to remedy violations of these laws and regulations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class-action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our services are sold into regulated industries, we must comply with additional regulations in marketing our services into these industries, including, but not limited to, state insurance laws and regulations and the Health Insurance Portability and Accountability Act of 1996.

Certain of the laws and regulations governing our business are not clear and subject to interpretation by judges, juries and administrative bodies, creating substantial uncertainty for our business. In the past, we have incurred liability as a result of selling target marketing lists, a practice that was found by the Federal Trade Commission to be unlawful under the Fair Credit Reporting Act, despite a lack of statutory or regulatory guidance. We paid $75 million into a class-action settlement fund in connection with the Privacy Litigation as a result of this finding. See Part II, Item 1, “Legal Proceedings,” for additional information on the Privacy Litigation. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

The Dodd-Frank Act authorizes the newly created Bureau of Consumer Financial Protection (the “CFPB”) to adopt rules that could potentially have a serious impact on our and our customers’ businesses and it also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

In 2010, the United States Congress passed the Dodd-Frank Act. Title X of the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection and significant portions of the Dodd-Frank Act related to the CFPB became effective on July 21, 2011. The CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and our customers. Final regulations could place significant restrictions on our business and the businesses of our customers, particularly customers in the lending industry, and could increase the costs of, or make the continuance of, all or a portion of our current business impractical or unprofitable. Compliance with the Dodd-Frank Act, CFPB regulations or other new laws, regulations or interpretations could result in substantial compliance costs or otherwise adversely impact our business, financial condition and our results of operations.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to conduct examinations and pursue administrative proceedings or litigation for violations of federal consumer financial laws, including the CFPB’s own rules. In these proceedings, the CFPB can obtain cease and desist orders, which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the

Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). Potentially, if the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

Changes in legislation or regulations governing consumer privacy may affect our ability to collect, manage and use personal information.

There has been an increasing public concern about the use of personal information, particularly Social Security numbers, dates of birth, financial information, medical information and department of motor vehicle data. As a result, there may be legislative or regulatory efforts to further restrict the use of this personal information. In addition, we provide credit reports and scores to consumers for a fee, and this income stream may be reduced or interrupted by legislation. For example, in 2003, the United States Congress passed a law requiring us to provide consumers with one credit report per year free of charge. Recently, legislation was introduced requiring us to provide credit scores to consumers without charge. Changes in applicable legislation or regulations that restrict our ability to collect and disseminate information, or that require us to provide services to customers or a segment of customers without charge, could result in decreased demand for our services, increase our compliance costs, restrict or eliminate our access to consumer data and adversely affect our business, financial position and results of operations.

The outcome of litigation or regulatory proceedings in which we are involved, or in which we may become involved, could subject us to significant monetary damages or restrictions on our ability to do business.

Legal proceedings arise frequently as part of the normal course of our business. These include individual consumer cases, class action lawsuits and actions brought by federal or state regulators. The outcome of these proceedings is difficult to assess or quantify. Plaintiffs in these lawsuits may seek recovery of large amounts and the cost to defend this litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services. In addition, a court-ordered injunction or an administrative cease-and-desist order may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class actions against us and obtain statutorily prescribed damages. While we do not believe that the outcome of any pending or threatened litigation or regulatory enforcement action will have a material adverse effect on our financial position, litigation is inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us. For example, in 2008, pursuant to the terms of a settlement agreement with respect to certain class action proceedings, which we refer to as the Privacy Litigation (as defined in Part II, Item 1, “Legal Proceedings”), we paid $75.0 million into a fund for the benefit of class members and provided approximately 600,000 individuals with up to 9 months of free credit monitoring services. Moreover, in 2009, pursuant to a settlement agreement we agreed with the other two defendants in a class action proceeding, which we refer to as the Bankruptcy Tradeline Litigation, to deposit $17.0 million, our share of the $51.0 million total settlement, into a settlement fund for the benefit of class members. The settlement is awaiting final court approval and is being challenged by certain class members, who allege that damages payable by each of the three credit reporting companies exceed $1.0 billion. Our insurance coverage may be insufficient to cover adverse judgments against us. See Part II, Item 1, “Legal Proceedings” for further information regarding the Privacy Litigation, the Bankruptcy Tradeline Litigation and other material pending litigation.

We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

An important focus of our business is to identify business partners who can enhance our services and enable us to develop solutions that differentiate us from our competitors. We have entered into several alliance agreements or license agreements with respect to certain of our data sets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies among certain customer industries, or to grant licenses on terms that ultimately may prove to be unfavorable to us. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in commercializing the alliance agreements’ services, such commercial failure could adversely affect our business.

In addition, a significant strategy for our international expansion is to establish operations through strategic alliances or joint ventures with local financial institutions and other partners. We cannot provide assurance that these arrangements will be successful or that our relationships with our partners will continue to be mutually beneficial. If these relationships cannot be established or maintained it could negatively impact our business, financial condition and results of operations. Moreover, our ownership in and control of our foreign investments may be limited by local law.

We also selectively evaluate and consider acquisitions as a means of expanding our business and entering into new markets. We may not be able to acquire businesses we target due to a variety of factors such as competition from companies that are better positioned to make the acquisition. Our inability to make such strategic acquisitions could restrict our ability to expand our business and enter into new markets which would limit our ability to generate future revenue growth.

When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, we will face risks that may adversely affect our business.

We may acquire or make investments in businesses that offer complementary services and technologies. Future acquisitions may not be completed on favorable terms and acquired assets, data or businesses may not be successfully integrated into our operations. Any acquisitions or investments will include risks commonly encountered in acquisitions of businesses, including:

•	failing to achieve the financial and strategic goals for the acquired business;

•	paying more than fair market value for an acquired company or assets;

•	failing to integrate the operations and personnel of the acquired businesses in an efficient and timely manner;

•	disrupting our ongoing businesses;

•	distracting management focus from our ongoing businesses;

•	acquiring unanticipated liabilities;

•	failing to retain key personnel;

•	incurring the expense of an impairment of assets due to the failure to realize expected benefits;

•	damaging relationships with employees, customers or strategic partners; and

•	diluting the share value of existing stockholders.

Any divestitures will be accompanied by the risks commonly encountered in the sale of businesses, which may include:

•	disrupting our ongoing businesses;

•	reducing our revenues;

•	losing key personnel;

•	distracting management focus from our ongoing businesses;

•	indemnification claims for breaches of representations and warranties in sale agreements;

•	damaging relationships with employees and customers as a result of transferring a business to new owners; and

•	failure to close a transaction due to conditions such as financing or regulatory approvals not being satisfied.

These risks could harm our business, financial condition or results of operations, particularly if they occur in the context of a significant acquisition or a divestiture. Acquisitions of businesses having a significant presence outside the United States will increase our exposure to the risks of conducting operations in international markets.

If we are unable to develop successful new services in a timely manner, or if the market does not adopt our new services, our ability to maintain or increase our revenue could be adversely affected.

In order to keep pace with customer demands for increasingly sophisticated service offerings, to sustain expansion into growth industries and to maintain our profitability, we must continue to innovate and introduce new services to the market. The process of developing new services is complex and uncertain. Our industry solutions require intense experience and knowledge from within the relevant industry. We must commit significant resources to this effort before knowing whether the market will accept new service offerings. We may not successfully execute on our new services because of challenges in planning or timing, technical hurdles, difficulty in predicting market demand, changes in regulation or a lack of appropriate resources. Failure to successfully introduce new services to the market could adversely affect our reputation, business, financial condition and results of operations.

If we fail to keep up with rapidly changing technologies, demand for our services could be adversely affected.

In our markets, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the internet. Changes in customer preferences or regulatory requirements may require changes in the technology used to deliver our services. Our future success will depend, in part, upon our ability to:

•	internally develop new and competitive technologies;

•	use leading third-party technologies effectively; and

•	respond to changing customer needs and regulatory requirements.

We cannot provide assurance that we will successfully implement new technologies or adapt our technology to customer, regulatory and competitive requirements. If we fail to respond to changes in technology, regulatory requirements or customer preferences, the demand for our services, or the delivery of our services, could be adversely affected.

Our ability to expand our operations in, and the portion of our revenue derived from, markets outside the United States is subject to economic, political and other inherent risks, which could adversely impact our growth rate and financial performance.

Over the last several years, we have derived a growing portion of our revenues from customers outside the United States, and it is our intent to continue to expand our international operations. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add international personnel to expand our abilities to deliver differentiated services to our international customers. Expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. Moreover, the services we offer in developed and emerging markets must match our customers’ demand for those services. Due to price, limited purchasing power and differences in the development of consumer credit markets, there can be no assurance that our services will be accepted in any particular developed or emerging market, and we cannot be sure that our international expansion efforts will be successful. The results of our operations and our growth rate could be adversely affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash to the United States;

•	difficulties in managing and staffing international offices;

•	increased travel, infrastructure, legal and compliance costs of multiple international locations;

•	foreign laws and regulatory requirements;

•	terrorist activity, natural disasters and other catastrophic events;

•	restrictions on the import and export of technologies;

•	difficulties in enforcing contracts and collecting accounts receivable;

•	longer payment cycles;

•	failure to meet quality standards for outsourced work;

•	unfavorable tax rules;

•	political and economic conditions in foreign countries, particularly in emerging markets;

•	varying business practices in foreign countries; and

•	reduced protection for intellectual property rights.

As we continue to expand our business, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could adversely affect our business, financial condition and results of operations.

We may not be able to effectively maintain our cost management strategy, which may adversely affect our ability to sustain our operating margins.

Our cost management strategy includes strategic sourcing, labor management, streamlining back-office functions and improving overall processes. Although we have implemented such plans and continue to explore means by which we can control or reduce expenses, we cannot provide assurance that we will be able to realize all the expected benefits of our cost management strategies. In addition, if we cannot maintain control of our cost structure, it will have a negative impact on our operating margins. Moreover, our operations and performance may be disrupted by our cost-management efforts.

We are subject to significant competition in many of the markets in which we operate.

We may not be able to compete successfully against our competitors, which could impair our ability to sell our services. We compete on the basis of system availability, differentiated solutions, personalized customer service, breadth of services and price. Our regional and global competitors vary in size, financial and technical capability and in the scope of the products and services they offer. Some of our competitors may be better positioned to develop, promote and sell their products. Larger competitors may benefit from greater cost efficiencies and may be able to win business simply based on pricing. Our competitors may also be able to respond to opportunities before we do, taking advantage of new technologies, changes in customer requirements or market trends.

Our Interactive segment experiences competition from emerging companies. For example, prior to January 2008, Equifax and Experian were our top competitors for direct-to-consumer credit services, such as credit reports and identity theft protection services. In the past few years there has been an influx of non-bureau companies offering similar services, some leveraging the free services that we must provide by law. These developments have resulted in increased competition.

Many of our competitors have extensive customer relationships, including relationships with our current and potential customers. New competitors, or alliances among competitors, may emerge and gain significant market share. Existing or new competitors may develop products and services that are superior to ours or that achieve greater market acceptance. If we are unable to respond to changes in customer requirements as quickly and effectively as our competition, our ability to expand our business and sell our services may be adversely affected.

Our competitors may be able to sell services at lower prices than us, individually or as part of integrated suites of several related services. This ability may cause our customers to purchase from our competitors rather than us. Price reductions by our competitors could also negatively impact our operating margins or harm our ability to obtain new long-term contracts or renewals of existing contracts on favorable terms.

No assurance can be given that we will be able to compete effectively against current and future competitors. If we fail to successfully compete, our business, financial condition and results of operations may be adversely affected.

We have a substantial amount of indebtedness, which could adversely affect our financial position.

We have a substantial amount of indebtedness. As of June 30, 2011, we had total debt of $1,605.6 million, consisting of $645.0 million of senior notes, $947.6 million of borrowings under our senior secured credit facility, and $13.0 million of other debt, of which $10.3 million was debt of TransUnion Corp. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the senior notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We expect our annual interest expense to be in excess of $130.0 million for the next several years. In addition, our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable-rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Despite our current level of indebtedness, we may still be able to incur substantial additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior notes and the agreement governing our senior secured credit facility limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness the holders of that indebtedness will be entitled to share ratably with the holders of the senior notes and the guarantees in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business prior to any recovery by our equity holders. If new indebtedness, including under our senior secured credit facility, is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify, especially with respect to the demands on our liquidity as a result of increased interest commitments.

Covenants in our debt agreements restrict our business in many ways.

The indenture governing our senior notes and the agreement governing our senior secured credit facility contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans and investments;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

As a condition to borrowing and as of the end of any fiscal quarter for which we have borrowings outstanding under our senior secured revolving line of credit, we must have a senior secured net leverage ratio equal to or less than 4.50 to 1 (reducing for certain periods after January 1, 2012), calculated on a pro forma basis. A breach of any of these covenants would limit our ability to borrow funds under our senior secured revolving line of credit and could result in a default under the senior secured credit facility and/or the senior notes. Upon the occurrence of an event of default under our senior secured credit facility or our senior notes, the lenders or the holders of our senior notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable and the lenders could terminate all commitments to extend further credit under our secured credit facility. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings or the holders of our senior notes accelerate repayment of our senior notes, we may not have sufficient assets to repay the senior secured credit facility and our other indebtedness, including the senior notes. See Part I, Note 9, “Debt,” for additional information.

Changes in credit ratings issued by statistical rating organizations could adversely affect our costs of financing.

Credit rating agencies rate our indebtedness based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our indebtedness or placing us on a watch list for possible future downgrading could limit our ability to access the capital markets to meet liquidity needs and refinance maturing liabilities or increase the interest rates and our cost of financing.

We are subject to losses from risks for which we do not insure.

For certain risks, we do not maintain insurance coverage because of cost and/or availability. Because we retain some portion of insurable risks, and in some cases retain our risk of loss completely, unforeseen or catastrophic losses in excess of insured limits could materially adversely affect our business, financial condition and results of operations.

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices.

Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology and services. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market similar services, decreasing the demand for our services. We may be unable to prevent third parties from using our proprietary assets without our authorization. We rely on patents, copyrights, trademarks and contractual and trade secret restrictions to protect and control access to our proprietary intellectual property. These measures afford limited protection, however, and may be inadequate. Enforcing our rights could be costly, time-consuming, distracting and harmful to significant business relationships. Additionally, others may develop non-infringing technologies that are similar or superior to ours. Any significant failure or inability to adequately protect and control our proprietary assets may harm our business and reduce our ability to compete.

We may face claims for intellectual property infringement, which could subject us to monetary damages or limit us in using some of our technologies or providing certain services.

There has been substantial litigation in the United States regarding intellectual property rights in the information technology industry. There is a risk that we may infringe on the intellectual property rights of third parties, including the intellectual property rights of third parties in other countries, which could result in a liability to us. In the event that claims are asserted against us, we may be required to obtain licenses from third parties. Intellectual property infringement claims against us could subject us to liability for damages and restrict us from providing services or require changes to certain services. Although our policy is to obtain licenses or other rights where necessary, we cannot provide assurance that we have obtained all required licenses or rights. If a successful claim of infringement is brought against us and we fail to develop non-infringing services, or to obtain licenses on a timely and cost-effective basis, our reputation, business, financial condition and results of operations could be adversely affected.

If our outside service providers and key vendors are not able to or do not fulfill their service obligations, our operations could be disrupted and our operating results could be harmed.

We depend on a number of service providers and key vendors such as telecommunication companies, software engineers, data processors, software and hardware vendors and providers of credit score algorithms, who are critical to our operations. These service providers and vendors are involved with our service offerings, communications and networking equipment, computer hardware and software and related support and maintenance. Although we have implemented service-level agreements and have established monitoring controls, our operations could be disrupted if we do not successfully manage relationships with our service providers, if they do not perform or are unable to perform to agreed upon service levels or if they are unwilling to make their services available to us at reasonable prices. If our service providers and vendors do not perform their service obligations, it could adversely affect our reputation, business, financial condition and results of operations.

Our access to the capital and credit markets could be adversely affected by economic conditions.

Historically, we have relied on cash from operations to fund our working capital and business growth. We may require additional capital from equity or debt financing in the future. Our access to funds under short-term credit facilities is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity, or due to changing or increased regulations.

Our relationships with key long-term customers may be materially diminished or terminated.

We have long-standing relationships with a number of our large customers, many of whom could terminate or materially reduce the amount of business they conduct with us. Market competition, customer requirements and customer consolidation through mergers or acquisitions could adversely affect our ability to continue these relationships. There is no guarantee that we will be able to retain or renew existing agreements or maintain relationships with these customers on acceptable terms or at all. Most of our customer agreements are terminable upon advance written notice, which provides our customers with the opportunity to renegotiate their contracts with us or to award more business to our competitors. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

There may be further consolidation in our end customer markets, which may adversely affect our revenues.

There has been, and we expect there will continue to be, merger, acquisition and consolidation activity in our customer markets. If our customers merge with, or are acquired by, other entities that are not our customers, or that use fewer of our services, our revenue may be adversely impacted. In addition, industry consolidation could affect the base of recurring transaction-based revenue if consolidated customers combine their operations under one contract, since most of our contracts provide for volume discounts.

To the extent the availability of free or relatively inexpensive consumer information increases, the demand for some of our services may decrease.

Public sources of free or relatively inexpensive consumer information have become increasingly available, particularly through the internet, and this trend is expected to continue. Governmental agencies in particular have increased the amount of information to which they provide free public access. Public sources of free or relatively inexpensive consumer information may reduce demand for our services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at little or no cost from these public sources, our business, financial condition and results of operations may be adversely affected.

Recently enacted health care reform and supporting stimulus funding may be overturned in the future, adversely affecting our anticipated growth in demand for our services by healthcare providers.

While the Health Care and Education Affordability Reconciliation Act of 2010 is estimated to result in approximately 32 million additional insured, this law and related health care reform may subsequently be overturned by future legislation or judicial ruling. Additionally, the American Recovery and Reinvestment Act, which is expected to generate $22.6 billion in stimulus dollars to support health care reform and the digitization of consumer medical files and other data, may also be overturned or curtailed by the United States Congress. To the extent that future growth in our business is dependent on providing additional services to customers in the healthcare industry, the modification, repeal or nullification of these laws could put constraints on our ability to grow and extend our business.

If we experience changes in tax laws or adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.

We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition and results of operations.

We may not be able to attract and retain the skilled employees that we need to support our business.

Our success depends on our ability to attract and retain experienced management, sales, research and development, analytics, marketing and technical support personnel. If any of our key personnel were unable or unwilling to continue in their present positions, it may be difficult to replace them and our business could be seriously harmed. The complexity of our services requires trained customer service and technical support personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our compensation structure. Some of our competitors may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expense replacing employees and our ability to provide quality services could diminish, resulting in a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 5. OTHER INFORMATION

(a) Although the following information is not required to be reported pursuant to a Form 8-K, it is being reported herein for information purposes only:

1.	None

(b) Not applicable.

ITEM 6. EXHIBITS

10.1	Waiver and Amendment No. 1 to TransUnion Corp. 2010 U.S. Stockholders’ Agreement, dated as of June 28, 2011, among the Company, the U.S. Situs Pritzker Stockholders and the MDP Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-172549) filed with the Securities and Exchange Commission on July 5, 2011)

10.2	Waiver and Amendment No. 1 to TransUnion Corp. 2010 Non-U.S. Stockholders’ Agreement, dated as of June 28, 2011, among the Company, the Non-U.S. Situs Pritzker Stockholders and the MDP Stockholders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-172549) filed with the Securities and Exchange Commission on July 5, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Corp.

DATE: August 8, 2011	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: August 8, 2011	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Waiver and Amendment No. 1 to TransUnion Corp. 2010 U.S. Stockholders’ Agreement, dated as of June 28, 2011, among the Company, the U.S. Situs Pritzker Stockholders and the MDP Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-172549) filed with the Securities and Exchange Commission on July 5, 2011)

10.2	Waiver and Amendment No. 1 to TransUnion Corp. 2010 Non-U.S. Stockholders’ Agreement, dated as of June 28, 2011, among the Company, the Non-U.S. Situs Pritzker Stockholders and the MDP Stockholders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-172549) filed with the Securities and Exchange Commission on July 5, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document