Form 10-Q
period 2011-09-30
TRANSUNION CORP.
filed 2011-11-07
CIK 1513514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2011, was as follows: 29,830,067 shares of common stock, $0.01 par value.

TRANSUNION CORP.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$181.0	$131.2
Trade accounts receivable, net of allowance of $1.7 and $1.7	153.0	132.6
Other current assets	74.3	50.0
Current assets of discontinued operations	0.1	0.6

Total current assets	408.4	314.4
Property, plant and equipment, net of accumulated depreciation and amortization of $476.7 and $429.0	171.2	186.1
Other marketable securities	10.0	19.3
Goodwill	214.8	223.7
Other intangibles, net	107.9	117.9
Other assets	59.1	92.8

Total assets	$971.4	$954.2

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$62.5	$65.8
Current portion of long-term debt	21.6	15.1
Other current liabilities	105.0	103.4
Current liabilities of discontinued operations	0.1	2.0

Total current liabilities	189.2	186.3
Long-term debt	1,581.6	1,590.9
Other liabilities	48.4	39.0

Total liabilities	1,819.2	1,816.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 20.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 180.0 shares authorized, 29.8 and 29.8 shares issued at September 30, 2011, and December 31, 2010, respectively; 29.8 and 29.8 shares outstanding as of September 30, 2011, and December 31, 2010, respectively	0.3	0.3
Additional paid-in capital	892.7	893.5
Treasury stock at cost; less than 0.1 shares at September 30, 2011, and 0 shares at December 31, 2010	(0.1)	—
Retained earnings	(1,753.1)	(1,780.6)
Accumulated other comprehensive income (loss)	(4.0)	9.3

Total TransUnion Corp. stockholders’ equity	(864.2)	(877.5)
Noncontrolling interests	16.4	15.5

Total stockholders’ equity	(847.8)	(862.0)

Total liabilities and stockholders’ equity	$971.4	$954.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$267.6	$246.8	$771.0	$711.1
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	106.4	100.5	318.4	299.6
Selling, general and administrative	67.0	59.6	199.5	197.7
Depreciation and amortization	21.4	20.5	64.7	60.8

Total operating expenses	194.8	180.6	582.6	558.1
Operating income	72.8	66.2	188.4	153.0
Non-operating income and expense
Interest expense	(30.6)	(37.0)	(94.9)	(53.1)
Interest income	0.2	0.1	0.5	0.7
Other income and (expense), net	(1.5)	(0.1)	(57.7)	(45.9)

Total non-operating income and expense	(31.9)	(37.0)	(152.1)	(98.3)
Income from continuing operations before income taxes	40.9	29.2	36.3	54.7
Provision for income taxes	(11.6)	(11.8)	(5.0)	(35.4)

Income from continuing operations	29.3	17.4	31.3	19.3
Discontinued operations, net of tax	—	—	(0.5)	8.6

Net income	29.3	17.4	30.8	27.9
Less: net income attributable to noncontrolling interests	(2.2)	(2.3)	(6.3)	(6.2)

Net income attributable to TransUnion Corp.	$27.1	$15.1	$24.5	$21.7

Basic earnings (loss) per common share:
Income from continuing operations attributable to TransUnion Corp. common stockholders	$0.91	$0.51	$0.84	$0.22
Discontinued operations, net of tax	—	—	(0.02)	0.15
Net income attributable to TransUnion Corp. common stockholders	0.91	0.51	0.82	0.37
Diluted earnings (loss) per common share:
Income from continuing operations attributable to TransUnion Corp. common stockholders	$0.90	$0.51	$0.84	$0.22
Discontinued operations, net of tax	—	—	(0.02)	0.15
Net income attributable to TransUnion Corp. common stockholders	0.90	0.51	0.82	0.37
Weighted average number of common shares:
Basic	29.8	29.8	29.8	58.3
Diluted	30.2	29.8	29.9	58.6

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$30.8	$27.9
Less: income (loss) from discontinued operations, net of tax	(0.5)	8.6

Income from continuing operations	31.3	19.3
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	64.7	60.8
Loss on early extinguishment of debt	59.3	11.0
Stock-based incentive compensation	3.5	27.5
Deferred financing fees	3.3	14.6
Provision for losses on trade accounts receivable	1.8	1.2
Change in control transaction fees	—	27.7
Deferred taxes	(7.3)	1.3
Other	1.1	(0.9)
Changes in assets and liabilities:
Trade accounts receivable	(26.6)	(30.4)
Other current and long-term assets	(14.6)	3.9
Trade accounts payable	14.9	3.5
Other current and long-term liabilities	6.2	15.3

Cash provided by operating activities of continuing operations	137.6	154.8
Cash used in operating activities of discontinued operations	(1.3)	(4.2)

Cash provided by operating activities	136.3	150.6
Cash flows from investing activities:
Capital expenditures for property and equipment	(56.4)	(31.6)
Investments in trading securities	(1.1)	(1.1)
Proceeds from sale of trading securities	9.9	1.3
Proceeds from sale and redemption of investments in available-for-sale securities	—	114.4
Investments in held-to-maturity securities	(6.3)	—
Proceeds from held-to-maturity securities	6.3	4.9
Proceeds from sale of assets of discontinued operations	—	10.6
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(4.2)	(14.0)
Other	(2.9)	1.3

Cash (used in) provided by investing activities	(54.7)	85.8

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Continued

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:
Proceeds from senior secured credit facility	950.0	950.0
Extinguishment of senior secured credit facility	(945.2)	—
Prepayment fee on early extinguishment of senior secured credit facility	(9.5)	—
Proceeds from issuance of senior notes	—	645.0
Proceeds from RFC loan	—	16.7
Proceeds from revolving line of credit	—	15.0
Repayments of debt	(9.4)	(607.1)
Treasury stock purchases	(0.1)	(5.4)
Distribution of merger consideration	(0.2)	(1,175.2)
Debt financing fees	(11.3)	(85.4)
Change in control transaction fees	—	(27.7)
Other	(2.2)	(5.3)

Cash used in financing activities	(27.9)	(279.4)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	0.9

Net change in cash and cash equivalents	49.8	(42.1)
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $0 in 2011 and $11.6 in 2010	131.2	149.1

Cash and cash equivalents, end of period	$181.0	$107.0

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

and Comprehensive Income

(in millions)

(Unaudited)

	Common Stock		Paid-In	Treasury	Retained	Accumulated Other Comp Income	Non- controlling
	Shares	Amount	Capital	Stock	Earnings	(Loss)	interests	Total
Balance, December 31, 2010	29.8	$0.3	$893.5	$—	$(1,780.6)	$9.3	$15.5	$(862.0)
Comprehensive income:
Net income					24.5		6.3	30.8
Other comprehensive income (loss)						(13.3)	(1.5)	(14.8)

Total comprehensive income								16.0
Stock-based incentive compensation expense			3.5					3.5
Issuance of stock			1.3					1.3
Treasury stock purchased				(0.1)				(0.1)
Purchase of noncontrolling interests			(5.6)				(0.3)	(5.9)
Distributions to noncontrolling interests							(3.6)	(3.6)
Effects of merger transaction					3.0			3.0

Balance, September 30, 2011	29.8	$0.3	$892.7	$(0.1)	$(1,753.1)	$(4.0)	$16.4	$(847.8)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for 2010 that were included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011, and the related prospectus, filed on March 21, 2011.

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

Recently Adopted Accounting Pronouncements

No new accounting policies were adopted during the quarter.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under the new presentation requirements, the Company will have the option to present the total of comprehensive income, the components of other comprehensive income, and the components of net income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The changes in this update are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will make the appropriate changes to our disclosure of other comprehensive income upon adoption of ASU 2011-05.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other – Testing Goodwill for Impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. Under the new requirements, the Company will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-08 to have a material effect on our consolidated financial statements.

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

3. Marketable Securities

Marketable securities at September 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	September 30, 2011	December 31, 2010
Available-for-sale securities	$0.1	$0.1
Held-to-maturity securities	—	—
Trading securities	9.9	19.2

Total marketable securities	$10.0	$19.3

As of both September 30, 2011, and December 31, 2010, unrecognized gains, net of taxes, on available-for-sale securities totaled less than $0.1 million and have been included in other comprehensive income. At September 30, 2011, the cost and fair value of these securities were $0.1 million. For the three and nine months ended September 30, 2011, other income included realized gains on available-for-sale securities of less than $0.1 million. For the nine months ended September 30, 2010, other income included earnings of $0.2 million from available-for-sale securities.

Held-to-maturity securities are carried at amortized cost, which approximates fair value, and are classified as either short-term or long-term based on the contractual maturity date. During the three months ended June 30, 2011, we purchased $6.3 million of held-to-maturity securities that we redeemed during the three months ended September 30, 2011. For the three and nine months ended September 30, 2011, earnings from held-to-maturity securities were less than $0.1 million. For the three and nine months ended September 30, 2010, there were no earnings from held-to-maturity securities.

Trading securities are carried at fair market value with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. The balance of trading securities decreased $9.3 million from year end 2010 primarily due to sales of securities to fund distributions made to plan participants during 2011. For the three months ended September 30, 2011, earnings from trading securities included realized gains of less than $0.1 million and unrealized losses of $0.7 million. For the nine months ended September 30, 2011, earnings from trading securities included realized gains of $0.1 million and unrealized losses of $0.5 million. For the three and nine months ended September 30, 2010, earnings from trading securities included realized gains of $0.1 million and $0.2 million, respectively, and unrealized gains of $0.3 million and $0.2 million, respectively.

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

The following table summarizes financial instruments measured at fair value, on a recurring basis, at September 30, 2011:

(in millions)	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$0.1	$0.1	$—	$—
Trading securities	9.9	9.9	—	—

Total assets at fair value	$10.0	$10.0	$—	$—

Level 1 available-for-sale securities represent one publicly traded equity investment valued at the current market price. Level 1 trading securities represent investments in exchange-traded mutual funds valued at their current market prices. At September 30, 2011, we did not have any investments valued using Level 2 or Level 3 inputs.

5. Other Current Assets

Other current assets at September 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	September 30, 2011	December 31, 2010
Prepaid expenses	$32.8	$25.1
Deferred income tax assets	19.7	1.2
Income taxes receivable	12.4	11.0
Deferred financing fees	3.7	10.4
Other	5.7	2.3

Total other current assets	$74.3	$50.0

Prepaid expenses increased $7.7 million from year end 2010 primarily due to a payment made in September 2011 for our 2012 data center equipment maintenance contracts. Net deferred income tax assets increased $18.5 million from year end 2010 primarily due to a domestic net operating loss through the first nine months of 2011. Deferred financing fees included in other current assets decreased $6.7 million from year end 2010 primarily due to the refinancing of our senior secured credit facility. The net decrease consisted of the write-off of unamortized deferred financing fees related to the senior secured credit facility that was extinguished and amortization of deferred financing fees for the nine months ended September 30, 2011, offset by the capitalization of new financing fees incurred to secure the new senior secured credit facility. See Note 9, “Debt,” for additional information on the senior secured credit facility refinancing.

6. Other Assets

Other assets at September 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	September 30, 2011	December 31, 2010
Investments in affiliated companies	$31.7	$30.1
Deferred financing fees	24.7	59.8
Deferred income tax assets	0.3	1.6
Other	2.4	1.3

Total other assets	$59.1	$92.8

Deferred financing fees included in other assets decreased $35.1 million from year end 2010 primarily due to the refinancing of our senior secured credit facility. The net decrease consisted of the write-off of unamortized deferred financing fees related to the senior secured credit facility that was extinguished and amortization of deferred financing fees for nine months ended September 30, 2011, offset by the capitalization of new financing fees incurred to secure the new senior secured credit facility. See Note 9, “Debt,” for additional information on the senior secured credit facility refinancing.

7. Other Current Liabilities

Other current liabilities at September 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	September 30, 2011	December 31, 2010
Accrued payroll	$42.9	$47.1
Accrued interest	22.4	4.8
Deferred revenue	8.7	6.6
Accrued employee benefits	7.5	22.0
Accrued liabilities	7.0	4.4
Other	16.5	18.5

Total other current liabilities	$105.0	$103.4

Accrued payroll decreased $4.2 million from year end 2010 primarily due to the payment of accrued 2010 bonuses during the first quarter of 2011, offset by additional bonus accruals for 2011. Accrued interest increased $17.6 million from year end 2010 due to additional accrued interest on the senior notes, which is paid semi-annually in June and December. Accrued employee benefits decreased $14.5 million from year end 2010 primarily due to the annual payment of accrued 2010 retirement benefits during the first quarter of 2011.

8. Other liabilities

Other liabilities at September 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	September 30, 2011	December 31, 2010
Deferred income taxes	$36.2	$25.6
Retirement benefits	9.1	10.8
Unrecognized tax benefits	2.5	2.1
Other	0.6	0.5

Total other liabilities	$48.4	$39.0

Net long-term deferred income tax liabilities increased $10.6 million from year end 2010 primarily due to the payment of deferred compensation, tax expense on foreign earnings not yet received as a dividend and accelerated tax depreciation.

9. Debt

Debt outstanding at September 30, 2011, and December 31, 2010, consisted of the following:

(in millions)	September 30, 2011	December 31, 2010
Senior secured term loan, payable in quarterly installments through February 10, 2018, including variable interest (4.75% at September 30, 2011) at LIBOR or alternate base rate, plus applicable margin	$945.2	$945.2
Senior secured revolving line of credit, due on February 10, 2016, variable interest (4.75% at September 30, 2011) at LIBOR or alternate base rate, plus applicable margin	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum	645.0	645.0
RFC loan due December 15, 2018, excluding imputed interest of 11.625%	10.3	14.2
Note payable for 2007 acquisition, payable in annual installments through 2012, excluding imputed interest of 4.69%	0.9	1.6
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	1.8	—

Total debt	$1,603.2	$1,606.0
Less short-term debt and current maturities	(21.6)	(15.1)

Total long-term debt	$1,581.6	$1,590.9

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

The new credit facility consists of a seven-year $950.0 million senior secured term loan and a five-year $200.0 million senior secured revolving line of credit. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected, and currently subject to a floor of 1.50%, plus an applicable margin of 3.25%. There is a 0.5% commitment fee due each quarter based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The new credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all of the loan covenants.

Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. The Company will also be required to make additional principal payments beginning in 2013 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. Under the revolving line of credit, the first $25 million commitment expires June 15, 2015, and the remaining $175 million commitment expires February 10, 2016. The Company did not repay or borrow any funds under its revolving line of credit during the three or nine months ended September 30, 2011.

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

Total interest expense on these loans for the nine months ended September 30, 2011, was $38.0 million, which included $1.7 million of amortization of deferred financing fees on the term loan. Loan fees included in other income and expense were $0.3 million and $60.6 million for the three and nine months ended September 30, 2011, respectively. For the nine-month period, loan fees included a $59.3 million loss on the early extinguishment of debt consisting of the write-off of $49.8 million of previously unamortized deferred financing fees and the prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility, $0.8 million of unused revolving line of credit fees, and $0.3 million of amortization of deferred financing fees related to the revolving line of credit. Total interest expense on these loans from June 15, 2010, the date of the borrowing, through September 30, 2010, was $21.2 million, which included $1.9 million of deferred financing fees that were amortized as additional interest expense. Other expense for the nine months ended September 30, 2010, included $0.8 million of cash and amortized financing fees related to the undrawn portion of the revolving line of credit from June 15, 2010, through September 30, 2010.

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

Total interest expense for the senior notes for the nine months ended September 30, 2011, was $56.3 million, which included $1.3 million of deferred financing fees that were amortized as additional interest expense. Total interest expense from June 15, 2010, the issue date of the senior notes, through September 30, 2010, was $21.8 million, which included $0.4 million of deferred financing fees that were amortized as additional interest expense.

RFC loan

In connection with the Change in Control Transaction, on June 15, 2010, the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the restricted foreign cash loan (the “RFC loan”). The loan is an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest, due December 15, 2018, with prepayments of principal due annually based on excess foreign cash flows. Interest expense is calculated under the effective interest method using an imputed interest rate of 11.625%. The Company expensed $1.0 million of interest and repaid $5.1 million of principal and imputed interest during the nine months ended September 30, 2011. Total interest expense from June 15, 2010, the date of the loan, through September 30, 2010, was $0.5 million.

Note Payable for 2011 acquisition of noncontrolling interests

On April 15, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary, TransUnion Analytic and Decision Services (Proprietary) Limited, from the noncontrolling shareholders for $6.0 million. In connection with this acquisition, we issued a note to the sellers for $2.0 million. The note is an unsecured, non-interest bearing note, discounted by $0.2 million for imputed interest, due in annual installments of $1.0 million on April 15, 2012, and April 15, 2013. Interest expense is calculated under the effective interest method using an imputed interest rate of 10.0%. Total interest expense from April 15, 2011, the date of the loan, through September 30, 2011, was $0.1 million.

Senior unsecured credit facility

In 2009, the Company entered into a $500 million senior unsecured credit facility. In connection with the Change in Control Transaction, the Company repaid the balance of this loan facility in June 2010. Total 2010 interest expense related to the term loan facility through June 15, the date of payoff, was $9.1 million, which included $1.2 million of amortized financing fees. The Company also expensed $8.9 million of the remaining unamortized deferred loan costs associated with this facility that were included in other income and expense in the second quarter of 2010.

10. Income Taxes

The effective tax rate for the three months ended September 30, 2011, of 28.4% was lower than the U.S. federal statutory rate of 35% primarily due to additional foreign tax credits we were able to use and the settlement of certain tax audits that resulted in an adjustment to unrecognized tax benefits. The effective tax rate for the three months ended September 30, 2010, of 40.4% was higher than the statutory rate primarily due to the limitation on our foreign tax credits resulting from the additional interest expense for increased borrowings to finance the Change in Control Transaction.

In connection with the Change in Control Transaction, we incurred certain transaction costs which were expensed for GAAP accounting purposes, but considered non-deductible for tax purposes. During the second quarter of 2011, we completed our analysis of the Change in Control Transaction expenses and determined that a portion of the expenses previously considered non-deductible did qualify for a tax deduction. The effective tax rate for the nine months ended September 30, 2011, of 13.8% was lower than the statutory rate primarily due to the additional tax-deductible transaction costs resulting from our analysis of the fees incurred in the Change in Control Transaction and additional foreign tax credits we were able to use. The effective tax rate for the nine months ended September 30, 2010, of 64.7% was higher than the statutory rate primarily due to the non-deductibility of certain Change in Control Transaction expenses and the limitation on foreign tax credits.

The total amount of unrecognized tax benefits as of September 30, 2011, and December 31, 2010, was $2.5 million and $2.1 million, respectively. The amount of unrecognized tax benefit that would affect the effective tax rate, if recognized, was $1.9 million and $1.6 million, respectively. The accrued interest payable for taxes as of September 30, 2011, and December 31, 2010, was $0.3 million and $0.5 million, respectively. There was no significant liability for tax penalties as of September 30, 2011, or December 31, 2010. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

11. Discontinued Operations

During the first quarter of 2010, we completed the sale of the remaining business comprising our real estate services business. During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders. We will have no significant ongoing relationship with either of these businesses. Income from discontinued operations for the nine months ended September 30, 2010, included gains, net of tax, of $11.0 million on the final disposal of these businesses and operating losses of $2.4 million.

12. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for unvested stock awards that were awarded under our long-term incentive stock plans. For the three and nine months ended September 30, 2011, there were less than 0.1 million weighted-average stock awards outstanding in each period that were anti-dilutive and therefore excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2010, there were 3.0 million and 0.9 million weighted-average stock awards outstanding, respectively, that were anti-dilutive and therefore excluded from the computation of diluted earnings per share. The calculations of basic and diluted weighted average shares outstanding and earnings per share for the three- and nine-month periods ended September 30, 2011 and 2010, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
Income from continuing operations	$29.3	$17.4	$31.3	$19.3
Less:
Income from continuing operations attributable to noncontrolling interests	(2.2)	(2.3)	(6.3)	(6.2)

Income from continuing operations attributable to TransUnion Corp.	27.1	15.1	25.0	13.1
Discontinued operations, net of tax	—	—	(0.5)	8.6

Net income attributable to TransUnion Corp.	$27.1	$15.1	$24.5	$21.7

Weighted-average shares outstanding (basic)	29.8	29.8	29.8	58.3
Effect of dilutive securities:
Unvested equity awards issued under long-term incentive stock plans	0.4	—	0.1	0.3

Weighted-average shares outstanding (diluted)	30.2	29.8	29.9	58.6

Basic earnings (loss) per common share:
Income from continuing operations attributable to TransUnion Corp. common stockholders	$0.91	$0.51	$0.84	$0.22
Discontinued operations, net of tax	—	—	(0.02)	0.15
Net income attributable to TransUnion Corp. common stockholders	0.91	0.51	0.82	0.37
Diluted earnings (loss) per common share:
Income from continuing operations attributable to TransUnion Corp. common stockholders	$0.90	$0.51	$0.84	$0.22
Discontinued operations, net of tax	—	—	(0.02)	0.15
Net income attributable to TransUnion Corp. common stockholders	0.90	0.51	0.82	0.37

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

In connection with the Change in Control Transaction, the Company adopted the TransUnion Corp. 2010 Management Equity Plan under which stock-based awards may be issued to executive officers, employees and directors of the Company. As of September 30, 2011, a total of 4.5 million shares were authorized to be issued under the plan.

Effective June 15, 2010, the Company granted 3.0 million stock options under the 2010 Management Equity Plan with a ten-year term and an exercise price of $24.37 per share, which was equal to the fair value and the purchase price paid for the stock in the

Change in Control Transaction. Of the options granted, 50% vest based on time (service condition awards), and 50% vest based on time and on meeting certain market conditions (market condition awards). Service condition awards vest over a five-year service period, with 20% vesting one year after the grant date and 5% vesting each quarter thereafter. Market condition awards vest over a five-year period, with 20% vesting one year after the grant date and 5% vesting each quarter thereafter, contingent on meeting the designated market conditions. The service condition awards had a grant date fair value of $13.3 million, or $8.84 per share, measured using the Black-Scholes valuation model with the following assumptions: expected volatility of 30% based on comparable company volatility; expected life of 6.5 years using the simplified method described in SAB No. 107 because we do not have historical data related to exercise behavior; risk-free rate of return of 2.77% based on the rate of 7-year treasury bills on the date of the award; and an expected dividend yield of zero. The market condition awards had a grant date fair value of $5.0 million, or $3.29 per share, measured using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition awards. Additional awards were granted in December 2010, with identical terms.

During 2011, the following stock options were granted:

Stock options granted	Number of options granted	Weighted Average Exercise Price	Weighted Average Fair Value of Underlying Stock	Weighted Average Intrinsic Value Per Option	Weighted Average Fair Value Per Option
First quarter 2011 service condition awards	58,000	$24.37	$24.37	$—	$8.84
First quarter 2011 market condition awards	10,000	24.37	24.37	—	3.29
Second quarter 2011 service condition awards	108,500	25.20	25.20	—	9.13
Second quarter 2011 market condition awards	108,500	25.20	25.20	—	3.78
Third quarter 2011 service condition awards	33,000	44.47	44.47	—	15.74
Third quarter 2011 market condition awards	17,000	44.47	44.47	—	15.15

Totals	335,000	27.91	27.91	—	8.13

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

14. Operating Segments

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

Selected financial information for the three and nine months ended September 30, 2011 and 2010, consisted of the following:

	Three Months Ended September 30,
	2011		2010
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$171.4	$52.4	$165.3	$51.6
International	58.9	19.1	50.4	16.9
Interactive	37.3	16.0	31.1	11.0
Corporate	—	(14.7)	—	(13.3)

Total	$267.6	$72.8	$246.8	$66.2

	Nine Months Ended September 30,
	2011		2010
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$496.7	$138.9	$476.8	$128.4
International	163.7	49.9	142.5	45.6
Interactive	110.6	39.7	91.8	25.0
Corporate	—	(40.1)	—	(46.0)

Total	$771.0	$188.4	$711.1	$153.0

A reconciliation of operating income to income from continuing operations before income taxes for the three and nine months ended September 30, 2011 and 2010, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Operating income from segments	$72.8	$66.2	$188.4	$153.0
Non-operating income and expense	(31.9)	(37.0)	(152.1)	(98.3)

Income from continuing operations before income taxes	$40.9	$29.2	$36.3	$54.7

Other income and (expense), net, included earnings (losses) from equity method investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
U.S. Information Services	$0.3	$(0.2)	$0.8	$(0.3)
International	2.4	1.3	8.5	5.7
Interactive	—	—	—	—

Total	$2.7	$1.1	$9.3	$5.4

15. Contingencies

Litigation

Due to the nature of the Company’s business, claims against us occur in the ordinary course of business. Some of these claims are, or purport to be, class actions that seek substantial damage amounts, including punitive damages. Claimants may seek modifications of business practices, financial incentives or replacement of products or services. We regularly review all claims to determine whether a loss is probable and, if probable, whether the loss can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued, taking into consideration legal positions, contractual obligations and any applicable insurance coverage, and included in other current liabilities. We believe that the reserves established for pending or threatened claims are appropriate based on the facts currently known. Due to the uncertainties inherent in the investigation and resolution of a claim, however, additional losses may be incurred that could materially affect our financial results. Legal fees for ongoing litigation are considered a period cost and are recorded as incurred. See Part II, Item 1, “Legal Proceedings,” for additional information.

16. Subsequent Event

On October 13, 2011, the Company acquired a 100% ownership interest in Financial Healthcare Systems, LLC (“FHS”), a Colorado limited liability company, for approximately $49 million in cash. The purchase was funded using cash on hand. FHS provides an internet-based solution to the healthcare industry that helps healthcare providers inform patients about their out-of-pocket costs prior to providing healthcare services. This acquisition is in line with our strategic objective to invest in the growing healthcare industry and will supplement our current healthcare offerings. FHS will be integrated into our USIS segment.

The transaction will be accounted for as an acquisition under ASC 805, Business Combinations. We are currently evaluating the purchase price allocation. The fair value of the assets acquired and liabilities assumed, and the results of operations, will be reflected in our consolidated financial statements as of the acquisition date, October 13, 2011.

17. Financial Statements of Guarantors

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

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Balance Sheet

September 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$94.9	$—	$—	$86.1	$—	$181.0
Trade accounts receivable, net	—	102.5	13.6	36.9	—	153.0
Due from (to) affiliates	(50.4)	(49.7)	53.2	46.9	—	—
Other current assets	6.4	59.3	2.2	6.4	—	74.3
Current assets of discontinued operations	—	—	—	0.1	—	0.1

Total current assets	50.9	112.1	69.0	176.4	—	408.4
Property, plant and equipment, net	—	138.3	17.1	15.8	—	171.2
Other marketable securities	—	9.9	0.1	—	—	10.0
Goodwill	—	6.3	161.9	46.6	—	214.8
Other intangibles, net	—	56.6	46.8	4.5	—	107.9
Other assets	(907.4)	514.4	0.4	17.3	434.4	59.1

Total assets	$(856.5)	$837.6	$295.3	$260.6	$434.4	$971.4

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$39.7	$14.0	$8.8	$—	$62.5
Current portion of long-term debt	10.3	9.5	0.9	0.9	—	21.6
Other current liabilities	5.5	69.7	5.6	24.2	—	105.0
Current liabilities of discontinued operations	—	—	—	0.1	—	0.1

Total current liabilities	15.8	118.9	20.5	34.0	—	189.2
Long-term debt	—	1,580.7	—	7.4	(6.5)	1,581.6
Other liabilities	(8.1)	49.7	5.5	1.3	—	48.4

Total liabilities	7.7	1,749.3	26.0	42.7	(6.5)	1,819.2

Total TransUnion Corp. stockholders’ equity	(864.2)	(911.7)	269.3	201.5	440.9	(864.2)
Noncontrolling interests	—	—	—	16.4	—	16.4

Total stockholders’ equity	(864.2)	(911.7)	269.3	217.9	440.9	(847.8)

Total liabilities and stockholders’ equity	$(856.5)	$837.6	$295.3	$260.6	$434.4	$971.4

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

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Nine Months Ended September 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$480.7	$155.8	$179.5	$(45.0)	$771.0
Operating expenses
Cost of services	—	222.3	66.7	60.0	(30.6)	318.4
Selling, general and administrative	0.1	123.2	49.4	42.2	(15.4)	199.5
Depreciation and amortization	—	46.5	12.8	5.4	—	64.7

Total operating expenses	0.1	392.0	128.9	107.6	(46.0)	582.6
Operating income (loss)	(0.1)	88.7	26.9	71.9	1.0	188.4
Non-operating income and expense
Interest expense	(1.0)	(93.7)	—	(0.2)	—	(94.9)
Interest income	—	—	—	0.5	—	0.5
Other income and (expense), net	10.0	16.2	—	(3.6)	(80.3)	(57.7)

Total non-operating income and expense	9.0	(77.5)	—	(3.3)	(80.3)	(152.1)
Income (loss) from continuing operations before income taxes	8.9	11.2	26.9	68.6	(79.3)	36.3
Benefit (provision) for income taxes	15.6	(1.2)	—	(19.4)	—	(5.0)

Income (loss) from continuing operations	24.5	10.0	26.9	49.2	(79.3)	31.3
Discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)

Net income (loss)	24.5	10.0	26.9	48.7	(79.3)	30.8
Less: net income attributable to noncontrolling interests	—	—	—	(6.3)	—	(6.3)

Net income (loss) attributable to TransUnion Corp.	$24.5	$10.0	$26.9	$42.4	$(79.3)	$24.5

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Three Months Ended September 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$167.5	$52.2	$62.6	$(14.7)	$267.6
Operating expenses
Cost of services	—	74.0	21.1	21.4	(10.1)	106.4
Selling, general and administrative	0.1	43.3	14.4	14.1	(4.9)	67.0
Depreciation and amortization	—	15.5	4.1	1.8	—	21.4

Total operating expenses	0.1	132.8	39.6	37.3	(15.0)	194.8
Operating income (loss)	(0.1)	34.7	12.6	25.3	0.3	72.8
Non-operating income and expense
Interest expense	(0.3)	(30.2)	—	(0.1)	—	(30.6)
Interest income	—	—	—	0.2	—	0.2
Other income and (expense), net	33.2	27.7	—	(2.2)	(60.2)	(1.5)

Total non-operating income and expense	32.9	(2.5)	—	(2.1)	(60.2)	(31.9)
Income (loss) from continuing operations before income taxes	32.8	32.2	12.6	23.2	(59.9)	40.9
Benefit (provision) for income taxes	(5.7)	1.0	—	(6.9)	—	(11.6)

Income (loss) from continuing operations	27.1	33.2	12.6	16.3	(59.9)	29.3
Discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	27.1	33.2	12.6	16.3	(59.9)	29.3
Less: net income attributable to noncontrolling interests	—	—	—	(2.2)	—	(2.2)

Net income (loss) attributable to TransUnion Corp.	$27.1	$33.2	$12.6	$14.1	$(59.9)	$27.1

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Nine Months Ended September 30, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$456.4	$129.7	$157.0	$(32.0)	$711.1
Operating expenses
Cost of services	—	225.7	53.5	47.6	(27.2)	299.6
Selling, general and administrative	0.1	122.2	43.7	37.2	(5.5)	197.7
Depreciation and amortization	—	42.6	13.5	4.7	—	60.8

Total operating expenses	0.1	390.5	110.7	89.5	(32.7)	558.1
Operating income (loss)	(0.1)	65.9	19.0	67.5	0.7	153.0
Non-operating income and expense
Interest expense	(0.7)	(52.1)	—	(0.3)	—	(53.1)
Interest income	0.2	0.1	—	0.4	—	0.7
Other income and (expense), net	38.8	25.1	(0.4)	(0.8)	(108.6)	(45.9)

Total non-operating income and expense	38.3	(26.9)	(0.4)	(0.7)	(108.6)	(98.3)
Income (loss) from continuing operations before income taxes	38.2	39.0	18.6	66.8	(107.9)	54.7
Provision for income taxes	(16.5)	(0.5)	—	(18.4)	—	(35.4)

Income (loss) from continuing operations	21.7	38.5	18.6	48.4	(107.9)	19.3
Discontinued operations, net of tax	—	—	—	8.6	—	8.6

Net income (loss)	21.7	38.5	18.6	57.0	(107.9)	27.9
Less: net income attributable to noncontrolling interests	—	—	—	(6.2)	—	(6.2)

Net income (loss) attributable to TransUnion Corp.	$21.7	$38.5	$18.6	$50.8	$(107.9)	$21.7

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Three Months Ended September 30, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$158.8	$43.2	$55.4	$(10.6)	$246.8
Operating expenses
Cost of services	—	74.0	18.3	17.0	(8.8)	100.5
Selling, general and administrative	0.1	36.5	12.5	12.6	(2.1)	59.6
Depreciation and amortization	—	14.3	4.6	1.6	—	20.5

Total operating expenses	0.1	124.8	35.4	31.2	(10.9)	180.6
Operating income (loss)	(0.1)	34.0	7.8	24.2	0.3	66.2
Non-operating income and expense
Interest expense	(0.4)	(36.6)	—	—	—	(37.0)
Interest income	—	—	—	0.1	—	0.1
Other income and (expense), net	20.3	23.2	—	(0.3)	(43.3)	(0.1)

Total non-operating income and expense	19.9	(13.4)	—	(0.2)	(43.3)	(37.0)
Income (loss) from continuing operations before income taxes	19.8	20.6	7.8	24.0	(43.0)	29.2
Provision for income taxes	(4.7)	(0.3)	—	(6.8)	—	(11.8)

Income (loss) from continuing operations	15.1	20.3	7.8	17.2	(43.0)	17.4
Discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	15.1	20.3	7.8	17.2	(43.0)	17.4
Less: net income attributable to noncontrolling interests	—	—	—	(2.3)	—	(2.3)

Net income (loss) attributable to TransUnion Corp.	$15.1	$20.3	$7.8	$14.9	$(43.0)	$15.1

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$16.0	$61.9	$5.0	$53.4	$—	$136.3
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(47.4)	(4.0)	(5.0)	—	(56.4)
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Proceeds from sale of trading securities	—	9.9	—	—	—	9.9
Investments in held-to-maturity securities	—	—	—	(6.3)	—	(6.3)
Proceeds from held-to-maturity securities	—	—	—	6.3	—	6.3
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(4.2)	—	(4.2)
Other	0.3	(2.5)	(0.3)	(0.4)	—	(2.9)

Cash provided by (used in) investing activities	0.3	(41.1)	(4.3)	(9.6)	—	(54.7)
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0	—	—	—	950.0
Extinguishment of senior secured credit facility	—	(945.2)	—	—	—	(945.2)
Prepayment fee on early extinguishment of senior secured credit facility	—	(9.5)	—	—	—	(9.5)
Repayments of debt	(3.9)	(4.8)	(0.7)	—	—	(9.4)
Treasury stock purchases	(0.1)	—	—	—	—	(0.1)
Distribution of merger consideration	(0.2)	—	—	—	—	(0.2)
Debt financing fees	—	(11.3)	—	—	—	(11.3)
Other	1.4	—	—	(3.6)	—	(2.2)

Cash used in financing activities	(2.8)	(20.8)	(0.7)	(3.6)	—	(27.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.9)	—	(3.9)

Net change in cash and cash equivalents	13.5	—	—	36.3	—	49.8
Cash and cash equivalents, beginning of period	81.4	—	—	49.8	—	131.2

Cash and cash equivalents, end of period	$94.9	$—	$—	$86.1	$—	$181.0

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$1,100.2	$120.6	$5.7	$34.6	$(1,110.5)	$150.6
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(23.0)	(5.7)	(2.9)	—	(31.6)
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Proceeds from sale of trading securities	—	1.3	—	—	—	1.3
Proceeds from sale and redemption of investments in available-for-sale securities	114.4	—	—	—	—	114.4
Proceeds from held-to-maturity securities	—	—	—	4.9	—	4.9
Proceeds from sale of assets of discontinued operations	—	—	—	10.6	—	10.6
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	(3.1)	—	(14.0)	3.1	(14.0)
Other	—	16.5	—	0.3	(15.5)	1.3

Cash provided by (used in) investing activities	114.4	(9.4)	(5.7)	(1.1)	(12.4)	85.8
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0	—	—	—	950.0
Proceeds from issuance of senior notes	—	645.0	—	—	—	645.0
Proceeds from RFC loan	16.7	—	—	—	—	16.7
Proceeds from revolving line of credit	—	15.0	—	—	—	15.0
Repayments of debt	(89.1)	(518.0)	—	(15.5)	15.5	(607.1)
Treasury stock purchases	(5.4)	—	—	—	—	(5.4)
Distribution of merger consideration	(1,175.2)	—	—	—	—	(1,175.2)
Debt financing fees	—	(85.4)	—	—	—	(85.4)
Change in control transaction fees	—	(27.7)	—	—	—	(27.7)
Dividends to parent	—	(1,087.1)	—	(23.4)	1,110.5	—
Other	0.2	(2.1)	—	(0.3)	(3.1)	(5.3)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows—Continued

For the Nine Months Ended September 30, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) financing activities	(1,252.8)	(110.3)	—	(39.2)	1,122.9	(279.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.9	—	0.9

Net change in cash and cash equivalents	(38.2)	0.9	—	(4.8)	—	(42.1)
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $11.6	102.4	—	—	46.7	—	149.1

Cash and cash equivalents, end of period	$64.2	$0.9	$—	$41.9	$—	$107.0

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Form 10-Q.

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

USIS provides consumer reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. In this segment, we intend to focus on our continued expansion into underpenetrated and growth industries, such as insurance and healthcare, and on introducing innovative and differentiated solutions in the financial services and other industries.

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

Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature. See Part I, Item 1, Note 14, “Operating Segments,” for further information about our segments.

Factors Affecting Our Results of Operations

The following are certain factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. The economic downturn that began impacting our business in 2008 resulted in reduced revenues across all of our segments due to lower credit activity and lower demand for our services. During the latter half of 2010 and the first nine months of 2011, in the United States and in other markets, we saw some signs of improved economic conditions and increased market stabilization. In the United States, we also saw a continuing gradual improvement in the consumer lending market including mortgage refinancings as long-term mortgage rates continued to drop, and an increase in demand for our credit marketing services, although at a slower pace in the third quarter of 2011. These factors helped drive improved financial results in all of our segments for the three and nine months ended September 30, 2011, compared to the same periods in 2010.

The economic and market improvements were tempered by continuing consumer uncertainty. Throughout the first nine months of 2011, concerns remained over continuing high unemployment and a housing market that remained stagnant. These concerns have pressured growth in all of our segments and will likely continue to do so until markets further improve and the uncertainty subsides.

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

New financial laws and regulations have introduced challenges and opportunities for us and our customers. During the third quarter of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law and beginning July 21, 2011, the Bureau of Consumer Financial Protection officially became our primary regulator. We continue to assess this situation to determine the best way to mitigate any negative impact the current and future regulations may have and to determine how we can take advantage of any new market opportunities these regulations may create.

Acquisitions and Partnerships

We selectively evaluate acquisitions and partnerships as a means of expanding our business and international footprint and entering into new markets.

On October 13, 2011, we acquired a 100% ownership interest in Financial Healthcare Systems, LLC (“FHS”) for approximately $49 million in cash. The fair value of the assets acquired and liabilities assumed, and the results of operations, will be reflected in our consolidated financial statements as of the acquisition date, October 13, 2011.

On April 15, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary, TransUnion Analytic and Decision Services (Proprietary) Limited, from the minority shareholders for $6.0 million. As a result of this acquisition, the Company will no longer record net income attributable to noncontrolling interests for this subsidiary.

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

Change in Control Transaction

On June 15, 2010, MDCPVI TU Holdings, LLC, an entity beneficially owned by affiliates of Madison Dearborn Partners, LLC, acquired 51.0% of our outstanding common stock. We refer to this transaction and the related financing transactions collectively as the Change in Control Transaction. As part of the Change in Control Transaction, we incurred $1,626.7 million of debt, including a significant amount of variable-rate debt. As a result, our interest expense has increased significantly and is expected to be in excess of $120.0 million annually for the next several years. In addition, we recognized $21.4 million of accelerated stock-based compensation and related expenses, $27.8 million of acquisition fees and $18.9 million of loan fees in 2010 in connection with the Change in Control Transaction. See Part I, Item 1, Note 2, “Change in Control,” for additional information.

2011 Debt Refinancing

In the first quarter of 2011, we refinanced our senior secured credit facility, which resulted in a $59.3 million loss on the early extinguishment of debt, including a write-off of unamortized deferred financing fees of $49.8 million and a prepayment premium of $9.5 million. See Part I, Item 1, Note 9, “Debt,” for additional information.

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

Results of Operations

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, cash provided by operating activities and capital expenditures and the non-GAAP measure Adjusted EBITDA. For the three and nine months ended September 30, 2011 and 2010, these key indicators, and the reconciliation of Adjusted EBITDA to net income (loss) attributable to TransUnion Corp., its most closely comparable GAAP measure, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$267.6	$246.8	$20.8	8.4%	$771.0	$711.1	$59.9	8.4%
Reconciliation of net income (loss) attributable to TransUnion Corp. to Adjusted EBITDA:
Net income attributable to TransUnion Corp.	$27.1	$15.1	$12.0	79.5%	$24.5	$21.7	$2.8	12.9%
Discontinued operations	—	—	—	—	0.5	(8.6)	9.1	105.8%

Net income (loss) from continuing operations attributable to TransUnion Corp.	$27.1	$15.1	$12.0	79.5%	$25.0	$13.1	$11.9	90.8%
Net interest expense	30.4	36.9	(6.5)	(17.6)%	94.4	52.4	42.0	80.2%
Income tax (benefit) provision	11.6	11.8	(0.2)	(1.7)%	5.0	35.4	(30.4)	(85.9)%
Depreciation and amortization	21.4	20.5	0.9	4.4%	64.7	60.8	3.9	6.4%
Stock-based compensation	1.0	1.1	(0.1)	(9.1)%	3.5	9.6	(6.1)	(63.5)%
Other (income) and expense(1)	4.2	1.2	3.0	250.0%	67.3	51.6	15.7	30.4%
Adjustments(2)	—	—	—	—	6.3	21.4	(15.1)	(70.6)%

Adjusted EBITDA(3)	$95.7	$86.6	$9.1	10.5%	$266.2	$244.3	$21.9	9.0%
Other metrics:
Cash provided by operating activities of continuing operations	$80.0	$70.2	$9.8	14.0%	$137.6	$154.8	$(17.2)	(11.1)%
Capital expenditures(4)	$17.5	$12.6	$4.9	38.9%	$56.4	$31.6	$24.8	78.5%

(1)

Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the nine months ended September 30, 2011, other income and expense included a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility in February 2011. See Part 1, Item 1, Note 9, “Debt,” for further information about the refinancing. For the nine months ended September 30, 2010, other income and expense included $28.4 million of acquisition fees and $20.8 million of loan fees primarily related to the Change in Control Transaction. See Part 1, Item 1, Note 2, “Change in Control,” for further information about the impact of the Change in Control Transaction.

(2)

For the nine months ended September 30, 2011, adjustments included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. Both of these expenses were recorded in our USIS segment. For the nine months ended September 30, 2010, adjustments included $21.4 million of accelerated stock-based compensation and related expenses resulting from the Change in Control Transaction. These expenses were recorded in each segment and in Corporate. See Part 1, Item 1, Note 2, “Change in Control,” for further information about the impact of the Change in Control Transaction. See page 34, footnote 1, for the impact on segment operating income for these adjustments.

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

(4)	Capital expenditures for the nine months ended September 30, 2011, include $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010.

Revenue

Total revenue increased $20.8 million and $59.9 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in revenue for the three- and nine-month periods was due to improving economic conditions, revenue from our recent acquisition in Chile, and the impact of strengthening foreign currencies in our International segment. Revenue by segment for the three- and nine month periods was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
U.S. Information Services:
Online Data Services	$119.1	$115.8	$3.3	2.8%	$341.3	$333.5	$7.8	2.3%
Credit Marketing Services	31.8	30.6	1.2	3.9%	95.4	85.1	10.3	12.1%
Decision Services	20.5	18.9	1.6	8.5%	60.0	58.2	1.8	3.1%

Total U.S. Information Services	171.4	165.3	6.1	3.7%	496.7	476.8	19.9	4.2%
International:
Developed markets	23.6	21.8	1.8	8.3%	67.1	64.1	3.0	4.7%
Emerging markets	35.3	28.6	6.7	23.4%	96.6	78.4	18.2	23.2%

Total International	58.9	50.4	8.5	16.9%	163.7	142.5	21.2	14.9%
Interactive	37.3	31.1	6.2	19.9%	110.6	91.8	18.8	20.5%

Total revenue	$267.6	$246.8	$20.8	8.4%	$771.0	$711.1	$59.9	8.4%

U.S. Information Services Segment

USIS revenue increased $6.1 million and $19.9 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. These increases were primarily due to improvements in Online Data Services that began in the second half of 2010 and an increase in our customers’ credit marketing programs, especially during the first six months of 2011.

Online Data Services

Online Data Services revenue increased $3.3 million and $7.8 million for the three- and nine-month periods, respectively, compared to the same periods in 2010, due to a 1.7% and 2.8% increase in online credit report unit volume, primarily in the financial services market, and an increase in the volume of other online services for each period.

Credit Marketing Services

Credit Marketing Services revenue increased $1.2 million and $10.3 million for the three- and nine-month periods, respectively, compared to the same periods in 2010, due to an increase in our customers’ credit marketing orders, with an increase in demand for custom data sets and archive information for both customer acquisition and portfolio review services for each period.

Decision Services

Decision Services revenue increased $1.6 million and $1.8 million for the three- and nine-month periods, respectively, compared to the same periods in 2010, due to an increase in the volume of healthcare transactions for each period, partially offset in the nine-month period by a decrease in the volume of financial services transactions.

International Segment

International revenue increased $8.5 million, or 16.9%, and $21.2 million, or 14.9%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. For the three-month period, 3.9% of the increase was due to the impact of strengthening foreign currencies and 2.1% was due to an increase in revenue from our acquisition in Chile, with the remainder due to higher revenue from increased volumes in most countries. For the nine-month period, 5.7% of the increase was due to the impact of strengthening foreign currencies and 3.6% was due to an increase in revenue from our acquisition in Chile, with the remainder due to higher revenue from increased volumes in most countries. For the three and nine months ended September 30, 2010, International revenue included only two months of revenue for our acquisition in Chile, from August 1, 2010, the date of acquisition.

Developed markets

Developed markets revenue increased $1.8 million, or 8.3%, and $3.0 million, or 4.7%, for the three- and nine-month periods, respectively, compared to the same periods in 2010, primarily due to the impact of a strengthening Canadian dollar and higher revenue from increased volume in Hong Kong, partially offset by lower revenue from a decrease in volume in Puerto Rico for each period.

Emerging markets

Emerging markets revenue increased $6.7 million, or 23.4%, and $18.2 million, or 23.2%, for the three- and nine-month periods, respectively, compared to the same periods in 2010. For the three-month period, 3.2% of the increase was due to the impact of strengthening foreign currencies, primarily the South African rand, and 3.6% was due to revenue from our acquisition in Chile, with the remainder due to higher revenue from increased volumes in Africa, Latin America and India. For the nine-month period, 6.4% of the increase was due to the impact of strengthening foreign currencies, primarily the South African rand, and 6.6% was due to revenue from our acquisition in Chile, with the remainder due to higher revenue from increased volumes in Africa, Latin America and India. Approximately 69% and 71% of the emerging markets revenue for the three- and nine-month periods ended September 30, 2011, respectively, was from South Africa.

Interactive Segment

Interactive revenue increased $6.2 million and $18.8 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. This increase was primarily due to an increase in the average number of subscribers in both our direct and indirect channels for each period.

Operating expenses

Total operating expenses increased $14.2 million and $24.5 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. For the three-month period, these increases were primarily due to increases in labor, product and litigation costs, the inclusion of costs from our Chile operations and the impact of strengthening foreign currencies. For the nine-month period, these increases were primarily due to increases in labor and product costs, the inclusion of costs from our Chile operations and certain charges in our USIS segment as discussed below, and the impact of strengthening foreign currencies, partially offset by lower stock-based compensation expense. For the nine months ended September 30, 2010, operating expenses included additional stock-based compensation expense from the Change in Control Transaction discussed in Part I, Item 1, Note 2, “Change in Control.” For the three and nine months ended September 30, 2010, operating expenses included only two months of expenses for our acquisition in Chile, from August 1, 2010, the date of acquisition. Operating expenses for the three- and nine-month periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of services	$106.4	$100.5	$5.9	5.9%	$318.4	$299.6	$18.8	6.3%
Selling, general and administrative	67.0	59.6	7.4	12.4%	199.5	197.7	1.8	0.9%
Depreciation and amortization	21.4	20.5	0.9	4.4%	64.7	60.8	3.9	6.4%

Total operating expenses	$194.8	$180.6	$14.2	7.9%	$582.6	$558.1	$24.5	4.4%

Cost of services

Cost of services increased $5.9 million and $18.8 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. Labor-related costs, excluding stock-based compensation, increased $3.1 million and $9.2 million for each respective period, primarily in our USIS and International segments. These increases were primarily due to increases in variable compensation costs as a result of the increase in revenue and increases due to expansion into new markets. Royalty and data costs increased $2.3 million and $11.8 million for each respective period as a result of the increased revenue across all segments. The labor, royalty and data cost increases for both periods also included the impact of strengthening foreign currencies and costs attributable to our operations in Chile. For the nine months ended September 30, 2011, our USIS segment included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge. These increases were partially offset by a decrease in stock-based compensation expense due to a change in our stock-based compensation program and $8.0 million of additional stock-based compensation and related expenses incurred in 2010 from the Change in Control Transaction.

Selling, general and administrative

Selling, general and administrative expenses increased $7.4 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase for the nine-month period was lower due to additional stock-based compensation expense in June 2010 related to the Change in Control Transaction. Overall selling, general and administrative costs in our International segment increased for both periods due to the impact of strengthening foreign currencies and the inclusion of costs from our acquisition in Chile. Labor-related costs, excluding stock-based compensation, increased $2.7 million and $8.5 million for each respective period, primarily in our USIS and International segments and Corporate. These increases were primarily due to increases in variable compensation as a result of the increase in revenue and increases due to expansion into new markets. For the nine-month period, these increases were partially offset by a decrease in stock-based compensation expense due to a change in our stock-based compensation program and $13.4 million of additional stock-based compensation and related expenses incurred in 2010 from the Change in Control Transaction.

Operating income and operating margins

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Operating Income
U.S. Information Services(1)(2)	$52.4	$51.6	$0.8	1.6%	$138.9	$128.4	$10.5	8.2%
International(1) (2)	19.1	16.9	2.2	13.0%	49.9	45.6	4.3	9.4%
Interactive(1)	16.0	11.0	5.0	45.5%	39.7	25.0	14.7	58.8%
Corporate(1) (2)	(14.7)	(13.3)	(1.4)	(10.5)%	(40.1)	(46.0)	5.9	12.8%

Total operating income(1) (2)	$72.8	$66.2	$6.6	10.0%	$188.4	$153.0	$35.4	23.1%

	2011	2010	% Change(3)		2011	2010	% Change(3)
Operating Margin
U.S. Information Services	30.6%	31.2%	(0.6)%		28.0%	26.9%	1.0%
International	32.4%	33.5%	(1.1)%		30.5%	32.0%	(1.5)%
Interactive	42.9%	35.4%	7.5%		35.9%	27.2%	8.7%
Total operating margin	27.2%	26.8%	0.4%		24.4%	21.5%	2.9%

(1)

For the nine months ended September 30, 2011, operating income included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. Both of these expenses were recorded in our USIS segment. For the nine months ended September 30, 2010, operating income included $21.4 million of accelerated stock-based compensation and related expenses resulting from the Change in Control Transaction that were recorded in each segment and Corporate as follows: USIS $12.2 million; International $2.6 million; Interactive $1.2 million; and Corporate $5.4 million.

(2)

For the nine months ended September 30, 2010, a $2.2 million legal settlement with a global vendor impacted segment and corporate operating income as follows: USIS a $1.9 million increase; International a $2.2 million increase; and Corporate a $1.9 million decrease.

(3)	When comparing changes for margins, variance changes are based on a “basis point” change.

Total operating income increased $6.6 million and operating margin increased 40 basis points for the three months ended September 30, 2011, compared to the same period in 2010. Total operating income increased $35.4 million and operating margin increased 290 basis points for the nine months ended September 30, 2011, compared to the same period in 2010. The increases in both periods were due to the increases in revenue that were partially offset by the increases in operating expense as discussed above. Margins for the USIS segment decreased for the three-month period as increases in labor and litigation costs more than offset the increase in revenue and decrease in stock-based compensation expense. Margins for the USIS segment increased for the nine-month period as the increases in revenue and decrease in stock-based compensation expense were partially offset by an increase in labor and litigation costs and the impact of the outsourcing vendor contract early termination fee and the impairment and related restructuring charge. Margins for the International segment decreased for both periods as the increases in labor and product costs more than outweighed the increases in revenue. Margins for the Interactive segment increased in both periods due to the increases in revenue.

Non-operating income and expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2011	2010	$ Change	2011	2010	$ Change
Interest expense	$(30.6)	$(37.0)	$6.4	$(94.9)	$(53.1)	$(41.8)
Interest income	0.2	0.1	0.1	0.5	0.7	(0.2)
Other income and expense, net:
Acquisition fees	(2.2)	(0.4)	(1.8)	(4.5)	(28.4)	23.9
Loan fees	(0.4)	(0.8)	0.4	(60.6)	(20.8)	(39.8)
Earnings from equity method investments	2.7	1.1	1.6	9.3	5.4	3.9
Loss on sale of investments	—	—	—	—	(2.1)	2.1
Dividends from cost method investments	—	—	—	0.3	0.3	—
Other	(1.6)	—	(1.6)	(2.2)	(0.3)	(1.9)

Total other income and expense, net	(1.5)	(0.1)	(1.4)	(57.7)	(45.9)	(11.8)

Non-operating income and expense	$(31.9)	$(37.0)	$5.1	$(152.1)	$(98.3)	$(53.8)

Other income and expense, net, was significantly impacted by the Change in Control Transaction in June 2010 and by the senior secured credit facility refinancing transaction in February 2011. See Part I, Item 1, Note 2, “Change in Control,” for additional information about the Change in Control Transaction. See Part I, Item 1, Note 9, “Debt,” for additional information about the senior secured credit facility refinancing transaction.

Interest expense decreased $6.4 million for the three months ended September 30, 2011, compared to the same period in 2010, due to a decrease in the interest rate as a result of refinancing our senior secured credit facility in February. Interest expense increased $41.8 million for the nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the new debt incurred in connection with the Change in Control Transaction in June of 2010.

Loan fees were $0.4 million and $60.6 million for the three and nine months ended September 30, 2011, respectively. For the nine-month period, loan fees included a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility. These loan fees also include commitment fees and amortization of deferred financing fees related to the undrawn portion of the lines of credit that were outstanding during the periods. Loan fees were $0.8 million and $20.8 million for the three and nine months ended September 30, 2010, respectively. For the nine-month period, these loan fees included a $10.0 million fee for the lenders’ commitment to provide a bridge loan for the Change in Control Transaction that we did not utilize and an $8.9 million loss on the early extinguishment of debt consisting of previously unamortized deferred financing fees related to the prior senior unsecured loan facility that we repaid as part of the Change in Control Transaction.

Acquisition fees represent costs we have incurred for various acquisition-related efforts. Acquisition fees for the three and nine months ended September 30, 2011 were incurred in connection with efforts to acquire businesses in growth industries and international markets. Acquisition fees of $28.4 million for the nine months ended September 30, 2010, were primarily due to transaction fees for the Change in Control Transaction.

Earnings from equity method investments increased $1.6 million and $3.9 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to an increase in the net income of our Mexico affiliate. The loss on sale of investments of $2.1 million for the nine months ended September 30, 2010, was primarily due to the loss realized on the cash settlement of the swap instrument we held as an interest rate hedge on the prior unsecured term loan that was repaid in connection with the Change in Control Transaction.

Provision for income taxes

The effective tax rate for the three months ended September 30, 2011, of 28.4% was lower than the U.S. federal statutory rate of 35% primarily due to additional foreign tax credits we were able to use and the settlement of certain tax audits that resulted in an adjustment to unrecognized tax benefits. The effective tax rate for the three months ended September 30, 2010, of 40.4% was higher than the statutory rate primarily due to the limitation on our foreign tax credits resulting from the additional interest expense for increased borrowings to finance the Change in Control Transaction.

In connection with the Change in Control Transaction, we incurred certain transaction costs which were expensed for GAAP accounting purposes, but considered non-deductible for tax purposes. During the second quarter of 2011, we completed our analysis of the Change in Control Transaction expenses and determined that a portion of the expenses previously considered non-deductible did qualify for a tax deduction. The effective tax rate for the nine months ended September 30, 2011, of 13.8% was lower than the statutory rate primarily due to the additional tax-deductible transaction costs resulting from our analysis of the fees incurred in the Change in Control Transaction and additional foreign tax credits we were able to use. The effective tax rate for the nine months ended September 30, 2010, of 64.7% was higher than the statutory rate primarily due to the non-deductibility of certain Change in Control Transaction expenses and the limitation on foreign tax credits.

Discontinued operations, net of tax

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Discontinued operations, net of tax	$—	$—	$—	—	$(0.5)	$8.6	$(9.1)	(105.8)%

During the first quarter of 2010, we completed the sale of the remaining business comprising our real estate services business. During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders. We will have no significant ongoing relationship with either of these businesses. Income from discontinued operations for the nine months ended September 30, 2010, included gains, net of tax, of $11.0 million on the final disposal of these businesses and operating losses of $2.4 million.

Significant changes in assets and liabilities

Our balance sheet at September 30, 2011, as compared to December 31, 2010, was impacted by the following:

•	Net deferred income tax assets included in other current assets increased $18.5 million from year end 2010, primarily due to a domestic net operating loss through the first nine months of 2011.

•

Deferred financing fees included in other current assets decreased $6.7 million from year end 2010, primarily due to the refinancing of our senior secured credit facility as discussed in Part I, Item 1, Note 5, “Other Current Assets,” and Note 9, “Debt.”

•

Deferred financing fees included in other assets decreased $35.1 million from year end 2010, primarily due to the refinancing of our senior secured credit facility as discussed in Part I, Item 1, Note 6, “Other Assets,” and Note 9, “Debt.”

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

Cash and cash equivalents totaled $181.0 million at September 30, 2011, of which $82.9 million was held outside the United States. Cash and cash equivalents totaled $131.2 million at December 31, 2010, of which $48.3 million was held outside the United States. The funds held outside the United States are intended to be permanently reinvested in operations outside of the United States and are not needed to fund our current or expected domestic operations. Repatriation of these foreign amounts would result in the accrual and payment of additional U.S. tax. Typically our first quarter cash flows each year are lower than other quarters due to the timing of compensation-related payments. As of September 30, 2011, we had no outstanding borrowings under our senior secured revolving line of credit and could borrow up to the full amount. Beginning in 2013, under the senior secured term loan, we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part I, Item 1, Note 9, “Debt,” for additional information.

Sources and uses of cash

	Nine Months Ended September 30,
(in millions)	2011	2010	$ Change
Cash provided by operating activities of continuing operations	$137.6	$154.8	$(17.2)
Cash used in operating activities of discontinued operations	(1.3)	(4.2)	2.9
Cash (used in) provided by investing activities	(54.7)	85.8	(140.5)
Cash used in financing activities	(27.9)	(279.4)	251.5
Effect of exchange rate changes on cash and cash equivalents	(3.9)	0.9	(4.8)

Net change in cash and cash equivalents	$49.8	$(42.1)	$91.9

Operating activities

Cash provided by operating activities decreased $17.2 million, from $154.8 million for the nine months ended September 30, 2010, to $137.6 million for the nine months ended September 30, 2011. The decrease in cash provided by operating activities was primarily due to additional interest expense paid on our debt, partially offset by less cash used for working capital as a result of more aggressively managing our vendor payments.

Investing activities

Cash used in investing activities increased $140.5 million, from a source of cash of $85.8 million for the nine months ended September 30, 2010, to a use of cash of $54.7 million for the nine months ended September 30, 2011. The increase in cash used in investing activities was primarily due to lower net proceeds from the sale of securities and higher capital expenditures.

Financing activities

Cash used in financing activities decreased $251.5 million, from $279.4 million for the nine months ended September 30, 2010, to $27.9 million for the nine months ended September 30, 2011. The decrease in cash used in financing activities was primarily due to the net cash used to finance the Change in Control Transaction in 2010.

Capital expenditures

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cash capital expenditures	$17.5	$12.6	$4.9	38.9%	$56.4	$31.6	$24.8	78.5%

We make capital expenditures to grow our business by developing new and enhanced capabilities, increase our effectiveness and efficiency, and reduce risks. Our capital expenditures include product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life.

For the three-month period, cash paid for capital expenditures increased $4.9 million, from $12.6 million for the three months ended September 30, 2010, to $17.5 million for the three months ended September 30, 2011. For the nine-month period, cash paid for capital expenditures increased $24.8 million, from $31.6 million for the nine months ended September 30, 2010, to $56.4 million for the nine months ended September 30, 2011. The increase in the nine-month period included $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010. Adjusting for these assets, we expect total capital expenditures for 2011 to be comparable to 2010.

Debt

In connection with the Change in Control Transaction, on June 15, 2010, we incurred a significant amount of new debt, including our senior secured credit facility, senior notes and the RFC loan. On February 10, 2011, we amended and restated our senior secured credit facility.

The agreement governing our senior secured credit facility and the indenture governing our senior notes contain restrictive covenants, including restrictions on dividends, investments, indebtedness, liens, dispositions, and certain other payments. As of September 30, 2011, we were in compliance with all debt covenants.

Our senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.50 to 1, reducing for certain periods after January 1, 2012. Although we were not subject to the covenant at September 30, 2011, because we did not have borrowings outstanding on our senior secured revolving line of credit, our senior secured net leverage ratio as of September 30, 2011, was 2.19 to 1. The senior secured net leverage ratio is the ratio of consolidated total net secured debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended September 30, 2011, totaled $363.6 million. The difference between Covenant EBITDA and Adjusted EBITDA totaled $15.0 million for the trailing twelve-month period ended September 30, 2011, and consisted of adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

A breach of any of the covenants under the agreements governing our indebtedness could limit our ability to borrow funds under our senior secured revolving line of credit and could result in a default under the senior secured credit facility or the senior notes. Upon the occurrence of an event of default under our senior secured credit facility or our senior notes, the lenders or the holders of our senior notes could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable, and the lenders could terminate all commitments to extend further credit under our secured credit facility. If we were unable to repay those amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings or the holders of our senior notes accelerate repayment of our senior notes, we may not have sufficient assets to repay the senior secured credit facility and our other indebtedness, including the senior notes. TransUnion Corp. is a holding company and conducts substantially all of its operations through subsidiaries that own substantially all of its consolidated assets. Consequently, our ability to meet our liquidity needs or to pay dividends on our common stock depends in large part upon the ability of our subsidiaries to pay dividends or make distributions to us, which in turn depends on our subsidiaries’ earnings, the terms of their indebtedness, business and tax considerations and legal and other contractual restrictions. Trans Union LLC, the borrower under our senior secured credit facility and the co-issuer of our senior notes, is not permitted to declare any dividend or make any payment or other distribution, subject to certain exceptions, including:

•	compliance with a fixed charge coverage ratio and a basket that depends on our consolidated net income; and

•	certain distributions and dividends for the payment of taxes, fees, compensation obligations and general corporate operating and overhead costs, among other things.

The continued operation and expansion of our business along with the funding of our debt obligations will limit our ability to pay dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and to service our debt and, therefore, do not intend to pay cash dividends in the foreseeable future.

For additional information about our indebtedness, see Part I, Item 1, Note 9, “Debt.”

Contractual Obligations

After cancelling an outsourcing vendor contract in the second quarter 2011, the Company entered into a long-term agreement with another vendor in the third quarter of 2011 to replace a portion of the services previously provided by the outsourcing vendor. As a result, the Company’s contractual obligations have increased approximately $22.4 million from the amount reported at December 31, 2010 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011. Of this amount, $8.6 million was paid in the third quarter of 2011 for services that will be received in 2012.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Part 1, Item 1, Note 1, “Summary of Significant Accounting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.

Application of Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates, assumptions and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different assumptions, judgments or conditions. The “Application of Critical Accounting Estimates” in the section captioned “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Significant Accounting and Reporting Policies” of our audited financial statements for 2010 included in our Registration Statement on Form S-4, filed with the SEC on March 1, 2011, and the related prospectus, filed on March 21, 2011, describe the significant accounting estimates used in the preparation of our consolidated financial statements.

Stock-Based Compensation

For the three and nine months ended September 30, 2010, we recorded $1.1 million and $27.5 million of stock-based compensation expense, respectively. The nine-month period included $20.7 million from the accelerated vesting of restricted stock in connection with the Change in Control Transaction. For the three and nine months ended September 30, 2011, we recorded $1.0 million and $3.5 million of stock-based compensation expense, respectively. The fair value of each award was determined by various methods including independent valuations of our common stock based on discounted cash flow and selected comparable public company analyses, a Black-Scholes valuation model, and a risk-neutral Monte Carlo valuation model. The various valuation models required the Company to make a number of significant assumptions, including the fair value of our stock, projections of future cash flows and an estimate of our cost of capital, volatility rates, expected life of awards and risk-free interest rates. We believe the determination of fair value was based on assumptions and estimates that are reasonable and consistent with what would be used by other marketplace participants to determine fair value. Valuations, however, are inherently uncertain and valuations using different assumptions and estimates, or different valuation techniques, could result in significantly different values. See Part I, Item 1, Note 13, “Stock-Based Compensation,” for additional information.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results or results of operations could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors described and referred to under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of these factors are beyond our control.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting

During the three months ended September 30, 2011, covered by this quarterly report on Form 10-Q, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

We continue to be involved in various legal proceedings resulting from our current or past business operations. Some of these proceedings seek business practice changes or large damage awards. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws or common law claims related to privacy, libel, slander or the unfair treatment of consumers. We believe that most of these claims are either without merit or we have valid defenses to the claims, and we intend to vigorously defend these matters or seek non-monetary or small monetary settlements, if possible. However, due to the uncertainties inherent in litigation, we cannot predict the outcome of each claim in each instance. On a regular basis, we establish monetary reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability.

To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. Other than the Privacy Litigation described below, we are not aware of any significant monetary claim that has been asserted against us that would not be covered to some extent by insurance.

Privacy Litigation

We are the defendant in sixteen purported class actions that arose from activities of our Performance Data Division that was discontinued over 10 years ago. Fifteen of these purported class actions alleging violations of federal law were consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois (Eastern Division) and are known as In Re TransUnion Corp. Privacy Litigation, MDL Docket No. 1350. We refer to these matters as the “Privacy Litigation.” A companion class action alleging violation of Louisiana state law was filed in 2002 (Andrews v. Trans Union LLC, case No. 02-18553, Civil District, Parish of Orleans, Louisiana), and we refer to this matter as the “Louisiana Action.”

The Privacy Litigation, which began in 2000, was the result of our sale of information, including names and addresses of individuals, to businesses for marketing purposes. The FTC challenged our target marketing practice in 1992, which challenge resulted in a final decision rendered in 1999 holding that certain target marketing lists that we sold were consumer reports as defined in the FCRA, and were sold for purposes not permitted under the FCRA. Following that decision, the fifteen purported class actions were filed, alleging that each target marketing list was sold in willful violation of the FCRA and seeking statutory damages.

A settlement of the Privacy Litigation and the Louisiana Action was approved on September 17, 2008. Pursuant to the terms of settlement, we paid $75.0 million into a fund and agreed to provide free credit monitoring services for the benefit of class members. All class members released their procedural rights to pursue the claims alleged in these matters through the pending, or any new, class action. However, all class members (other than the named plaintiffs in the Privacy Litigation and the Louisiana Action) did retain their right to bring a separate, individual action against us for the claims alleged in these matters provided these post-settlement claims were asserted on or before September 16, 2010. The settlement agreement provides that any money remaining in the fund after payment of notice costs, class counsel fees and administrative expenses will be used to satisfy any such post-settlement claims, with remaining funds distributed on a pro-rata basis to class members who elected to receive a potential cash payment as part of the consideration to release their procedural rights.

We have been advised that there are approximately 100,000 post-settlement claimants seeking payment from the settlement fund. Through court monitored mediation with counsel representing the class members and the post-settlement claimants, we have entered into agreements to settle substantially all of these post-settlement claims for payments from the fund to bring this matter to conclusion. We believe the remaining amount of the fund will be sufficient to meet all demands asserted by any non-settling post-settlement claimants.

Bankruptcy Tradeline Litigation

In a matter captioned White, et al v. Experian Information Solutions, Inc. (No. 05-cv-01070-DOC/MLG, filed in 2005 in the United States District Court for the Central District of California), plaintiffs sought class action status against Equifax, Experian and us in connection with the reporting of delinquent or charged-off consumer debt obligations on a consumer report after the consumer was discharged in a bankruptcy proceeding. The claims allege that each national consumer reporting company did not automatically update a consumer’s file after their discharge from bankruptcy and such non-action was a failure to employ reasonable procedures to assure maximum file accuracy, a requirement of the FCRA.

Without admitting any wrongdoing, we have agreed to a settlement of this matter. On August 19, 2008, the Court approved an agreement whereby we and the other industry defendants voluntarily changed certain operational practices. These changes require us to update certain delinquent records when we learn, through the collection of public records, that the consumer has received an order of discharge in a bankruptcy proceeding. These business practice changes did not have a material adverse impact on our operations or those of our customers.

In 2009, we also agreed, with the other two defendants, to settle the monetary claims associated with this matter and to deposit $17.0 million each ($51.0 million in total) into a settlement fund that will be used to pay the class counsel’s attorney fees, all administration and notice costs of the fund to the purported class, and a variable damage amount to consumers within the class based on the level of harm the consumer is able to confirm. Our share of this settlement was fully covered by insurance. Final approval of this monetary settlement by the Court occurred on July 15, 2011. Certain objectors to this monetary settlement have appealed the decision of the Court. If the monetary settlement is not upheld we expect to vigorously litigate this matter and to assert what we believe are valid defenses to the claims made by the plaintiffs. Although we believe we have valid defenses and have not violated any law, and although we have additional insurance coverage available with respect to this matter, the ultimate outcome of this matter is not certain. However, we do not believe any final resolution of this matter will have a material adverse effect on our financial condition.

Employment Reports

On April 8, 2011, a claim (Leslie Ellis Thomas v. VeriFirst Background Screening LLC and Trans Union LLC, No. 211-CV-02461-PD, United States District Court for the Eastern District of Pennsylvania) was filed purporting to be a class action alleging that consumers did not timely receive a copy of a letter from us or VeriFirst Background Screening LLC (an unrelated third party), which letter notified the consumer that a consumer report containing an adverse public record was provided by the defendants to a prospective employer of the consumer. We intend to vigorously defend this matter as we do not believe we have acted in a manner that is inconsistent with current law and regulatory guidance.

Virginia Public Records

This purported class action (Donna K. Soutter v. Trans Union LLC No. 3:10-cv-00514-HEH, United States District Court for the Eastern District of Virginia) was filed in 2010 and alleges that we fail to maintain reasonable procedures to assure maximum possible file accuracy with respect to the collection and reporting of the satisfaction, release, dismissal or appeal of judgments entered in the Virginia state court system. We, like our competitors, contract with a third-party vendor to collect public records on a timely basis. The plaintiff alleges that the diligence used to gather and report satisfactions, releases, dismissals or appeals is inadequate and that the established intervals between trips to the various state courthouses to gather this information is too infrequent. We intend to vigorously defend this matter as we believe we have acted in a lawful manner.

ITEM 1A. RISK FACTORS

In addition to the other information included in this Quarterly Report, you should carefully consider the risk factors included in Part II, Item 1A, “Risk Factors”, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2, of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Issuer Sale of Equity Securities

During the three months ended September 30, 2011, TransUnion Corp. (i) granted options to purchase 50,000 shares of its common stock to certain employees and directors at an exercise price of $44.47 per share under TransUnion Corp.’s 2010 Management Equity Plan and (ii) issued an aggregate of 3,600 shares of common stock to certain employees and former employees at an exercise price of $24.37 per share pursuant to exercises of options granted under TransUnion Corp.’s 2010 Management Equity Plan. The grants of the options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering, and the issuance of the shares of common stock upon exercise of the options was exempt from registration in reliance on Rule 701 of the Securities Act.

There were no underwriters employed in connection with any of the transaction set forth above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

*Pursuant to rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Corp.

DATE: November 7, 2011	By	/S/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: November 7, 2011	By	/S/ GORDON E. SCHAECHTERLE
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