Form 10-K
period 2011-12-31
TRANSUNION CORP.
filed 2012-02-17
CIK 1513514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-172549

TRANSUNION CORP.

(Exact name of registrant as specified in its charter)

Delaware	74-3135689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 West Adams Street Chicago, IL	60661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 312-985-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act (“Act”).    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

As of June 30, 2011, there was no established public market for the registrant’s common stock, par value $0.01 per share.

As of February 15, 2012, there were 29,522,915 shares of voting common stock outstanding and 307,151 shares of non-voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRANSUNION CORP.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2011

Cautionary Notice Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results or results of operations could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; fluctuations in exchange rates; changes in federal, state local or foreign tax law; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors described and referred to under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of these factors are beyond our control.

The forward-looking statements contained in this annual report speak only as of the date of this annual report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

PART I

As used herein, the terms “TransUnion,” the “Company,” “we,” “our”, “us” and “its” refer to TransUnion Corp., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only TransUnion Corp.

ITEM 1.	BUSINESS

Recent Developments

On February 17, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spartan Parent Holdings Inc. (“Acquisition Co”) and Spartan Acquisition Sub Inc., entities formed by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs Capital Partners (“GSCP”), pursuant to which Acquisition Co will acquire 100% of the outstanding common stock of the Company (the “Merger”). Pursuant to the Merger Agreement, the aggregate purchase price for the outstanding common stock and options to purchase common stock of the Company will be approximately $1.685 billion, plus the assumption (or replacement) of existing debt. In connection with the Merger Agreement, all existing stockholders of the Company will be entitled to receive cash consideration for their shares, and all existing optionholders will be entitled to receive cash consideration based on the value of their options. It is currently contemplated that certain management stockholders may continue to hold equity interests in the Company (or Acquisition Co) following the closing of the transactions contemplated by the Merger Agreement. The transactions contemplated by the Merger Agreement are expected to close late first quarter or early second quarter of 2012, subject to the satisfaction or waiver of conditions specified in the Merger Agreement, including the expiration or termination of certain waiting periods, or the receipt of clearance, as required, under applicable competition laws. The Merger Agreement contains certain termination rights for Acquisition Co, on the one hand, and the Company, on the other, and further provides that, upon termination of the Merger Agreement under specified circumstances, Acquisition Co would be required to pay the Company a termination fee in varying amounts, depending on the circumstances that resulted in the termination. See also Part II, Item 9B, “Other Information.”

Overview

We are a leading global provider of information and risk management solutions. We provide these solutions to businesses across multiple industries and to individual consumers. Our technology and services enable businesses to make more timely and informed credit granting, risk management, underwriting, fraud protection and customer acquisition decisions by delivering high quality data, and by integrating advanced analytics and enhanced decision-making capabilities. Our interactive website provides consumers with real-time access to their personal credit information and analytical tools that help them understand and proactively manage their personal finances. Over a million unique consumers visit our website each month. We have operations in the United States, Africa, Canada, Latin America, Asia Pacific and India and provide services in 25 countries. Since our founding in 1968, we have built a stable and highly diversified customer base of approximately 45,000 businesses in multiple industries, including financial services, insurance, healthcare, automotive, retail and communications.

High quality data is the cornerstone of our business. Businesses depend on our data for their daily risk-management processes. Consumers seek our data to help them understand their credit profile and protect themselves against identity theft. Together with our unconsolidated subsidiaries, we maintain credit files on approximately 500 million consumers and businesses worldwide. We obtain financial, credit, identity, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information from thousands of sources, including credit-granting institutions, private databases and public records depositories, much of which is provided to us at little or no cost. We refine and enhance this data and use our sophisticated matching algorithms to integrate the data and create proprietary databases. We combine our data with our analytics and decisioning technology to deliver additional value to our customers. Our analytics, such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable businesses and consumers to efficiently monitor and manage risk. Our decisioning technology, which is delivered on a software-as-a-service platform, enables businesses to interpret data and scores and apply their specific qualifying criteria to make real-time decisions at the point of interaction with their customers. Collectively, our data, analytics and decisioning technology allow businesses to more effectively identify and acquire new customers, manage risk associated with existing customers, generate cross-selling opportunities and reduce loss from fraud and identity theft.

We have a diverse and stable global customer base, which includes many of the largest companies in each of the primary industries we serve. For example, in the United States, we contract with eight of the ten largest banks, all of the major credit card issuers, nine of the ten largest property and casualty insurance carriers and we provide services to thousands of healthcare providers. In addition, we provide subscription-based interactive services to a growing base of over a million consumers. Our deep industry knowledge and experience allow us to craft solutions tailored to our customers’ specific needs. We maintain long-standing relationships with the majority of our largest customers, including relationships of over ten years with each of our top ten global financial services customers. We attribute the length of our customer relationships to the critical nature of the services we provide, our consistency and reliability, and our innovative and collaborative approach to developing integrated solutions that meet our customers’ continually changing needs.

We manage our business through three operating segments: U.S. Information Services (“USIS”), International and Interactive. USIS, which represented approximately 65% of our revenue in 2011, provides consumer reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States. USIS offers these services to customers in the financial services, insurance, healthcare and other industries, and delivers them through both direct and indirect channels. International, which represented approximately 21% of our revenue in 2011, provides services similar to our USIS and Interactive segments in a number of countries outside the United States. Our International segment also provides automotive information and commercial data to our customers in select geographies. Interactive, which represented approximately 14% of our revenue in 2011, provides services to consumers that help them understand and proactively manage their personal finances and protect them from identity theft. We sell our subscription-based interactive services primarily through our website, www.transunion.com.

We had revenues of $1,024.0 million and net income attributable to TransUnion Corp. of $40.8 million for the year ended December 31, 2011. Included in net income attributable to TransUnion Corp. was a $59.3 million loss on the early extinguishment of debt incurred in connection with the refinancing of our senior secured credit facility in the first quarter of 2011, including a write-off of unamortized deferred financing fees of $49.8 million and a prepayment premium of $9.5 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-operating Income and Expense” and Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report for additional information. We had Adjusted EBITDA of $352.8 million for the year ended December 31, 2011. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss) attributable to TransUnion Corp.

Our History

Our business was founded in 1968 as a Delaware corporation and, in 1969, we acquired the Credit Bureau of Cook County, located in Chicago, Illinois, to provide regional credit reporting services. In the early 1970s, we began expanding on a national scale by acquiring and partnering with other regional credit bureaus, and by 1988, we had collected consumer credit information covering the United States. We were acquired by Marmon Holdings, Inc. (“Marmon”) in 1981 and continued to operate within Marmon’s corporate structure until 2005, when we were spun-off to the Pritzker family business interests (the stockholders of Marmon at that time). Since the spin-off, we have operated as a stand-alone corporate group. For purposes of this report, the term “Pritzker family business interests” refers to the following: (1) various lineal descendants of Nicholas J. Pritzker (deceased) and spouses and adopted children of such descendants; (2) various U.S. situs trusts for the benefit of the individuals described in clause (1) and trustees thereof; (3) various non-U.S. situs trusts for the benefit of the individuals described in clause (1) and trustees thereof; and (4) various entities owned and/or controlled, directly and/or indirectly, by the individuals and trusts described in (1), (2) and (3).

On June 15, 2010, an affiliate of Madison Dearborn Partners, LLC (“Madison Dearborn”) on behalf of certain of its investment funds, acquired 51.0% of our outstanding common stock from Pritzker family business interests and certain employee and director stockholders of TransUnion. We refer to this transaction as the “Change in Control Transaction” and describe the transaction in more detail below.

Our Market Opportunity

We believe several important trends in the global macroeconomic environment, as well as within the key industries we serve, are driving market growth for information and risk management solutions.

Large and Growing Market for Data and Analytics

We believe that the business information services market is large and growing. According to the 2011 publication “Communications Industry Forecast 2011-2015” from Veronis Suhler Stevenson, spending on business information in the United States reached $54.7 billion in 2010 and is projected to grow at a compounded annual growth rate (“CAGR”) of 6.5% from 2010 through 2015. For 2010, $11.3 billion of this amount was attributed to credit and risk information. Spending in this category of information is projected to grow at a CAGR of 3.5% from 2010 through 2015. Companies increasingly rely on data and analytics to make more informed decisions, to operate their businesses more efficiently and to manage risk. Similarly, consumers seek information to help them understand and proactively manage their personal finances and to better protect themselves against identity theft. We believe that the demand for targeted data and sophisticated analytical tools will continue to grow meaningfully as businesses seek real time access to more granular data in order to better understand their customers.

Substantial Focus on Risk Management

Companies are increasingly turning to risk management strategies in order to maximize profits with existing customers and optimize returns on new business. The demand for risk management services has accelerated for a number of reasons, including the rise of an increasingly educated consumer base, the recent economic downturn, as well as new regulations that impact our customers. We believe economic pressures have accentuated the need for companies to emphasize ongoing portfolio management and to deploy risk-based pricing and other dynamic underwriting strategies, in turn further driving demand for risk measurement and analytic tools. For example, in the insurance industry, tighter household budgets and more cost-conscious consumers have led to increased comparison shopping for auto and property insurance. Since 2008, online insurance carriers have seen double-digit percentage increases in the number of quotes requested, leading to increased underwriting and administrative costs. As a result of increased competition, it is also advantageous for carriers to provide more accurate pricing at the time of the initial quote. The economic downturn has also forced financial institutions to consider more robust account and portfolio management strategies in order to manage losses within their existing customer base. In addition, changing regulations in the credit card industry that have restricted card issuers’ ability to change the terms of their card products once issued are motivating them to use more advanced customer segmentation and scoring tools in order to identify potential customers with particular attributes and match those customers to appropriate card products.

Growth Driven by Non-traditional Users of Consumer Data

Non-traditional users of consumer data are recognizing the value of credit information and analytic tools. Healthcare companies use these tools to manage their revenue cycle, capital markets participants use them to develop better valuations of securitized loan portfolios, and residential property managers use them to assess tenant qualifications and assist in leasing decisions. For example, in the healthcare industry, we believe a number of trends and legislative changes support the growth in demand for information and analytics.

High-deductible health plans and the number of uninsured and under-insured consumers have increased collection risks for healthcare providers, and in turn, providers are seeking information about their patients at the time of registration to determine the correct source of payment for care. According to the Centers for Disease Control and Prevention’s 2008 “National Ambulatory Medical Care Survey,” in 2008 there were over 1.1 billion patient visits annually to physician offices, hospital outpatient and emergency departments. According to testimony submitted by the Congressional Budget Office in March 2011, the Patient Protection and Affordable Care Act (“PPACA”) will result in an estimated 32 million additional insured which we believe will result in more patient visits. Payers are using more performance reporting and analytics to determine payment amounts and improve the quality of care. We expect that the American Recovery and Reinvestment Act will generate $25.9 billion in stimulus dollars to modernize healthcare technology and promote electronic health records. We believe that these trends and legislative changes will result in a more automated revenue cycle for healthcare providers and will increase the size of the information services market.

Growth in Emerging International Markets

Economic growth in emerging markets continues to outpace the global average. According to a September 2011 World Economic Outlook report by the International Monetary Fund, entitled “Slowing Growth, Rising Risks,” in 2012, the average GDP of emerging markets is projected to grow over three times faster than that of developed markets. As economies in emerging markets continue to develop and mature, we believe there will continue to be a rise in favorable socio-economic trends, such as an increase in the size of middle and affluent classes, and a significant increase in the use of financial services. This trend is illustrated by research published in a July 2010 article in McKinsey Quarterly, entitled “Capturing the World’s Emerging Middle Class,” which estimates that annual spending by middle class consumers across a group of 24 select emerging market nations is expected to increase from $6.9 trillion to $20 trillion over the next decade. In addition, credit penetration is relatively low in emerging markets compared to developed markets. For example, using our database of information compiled from financial institutions as a benchmark of credit activity, we believe that less than 20% of the adult population in India is currently credit active. According to a 2010 study by Financial Access, entitled “The State of Financial Inclusion Through the Crisis,” less than 50% of households throughout the world have a deposit account in a formal financial institution.

Increased Consumer Focus on Managing Personal Finances and Protecting Against Identity Theft

Consumers are increasingly focused on proactively managing their finances and protecting their identities. Tighter availability of credit and stricter lending practices are prompting individual consumers to seek a better understanding of their credit profile. Additionally, the growth in the use of technology, the internet and social media has dramatically expanded the volume of consumer information that is stored in and communicated by electronic media and the risk that this information may be compromised. Several high-profile and widely publicized data breaches involving consumer information have caused consumers to become increasingly concerned about protecting their personal information and preventing identify theft. According to a press release by the Federal Trade Commission in March 2011, identity theft was the top consumer complaint received by the agency in 2010. As a result of these factors, an increasing number of consumers are accessing their credit reports and purchasing credit monitoring services. According to research published in an August 2011 article, entitled “Fifth Annual ID Protection Services Scorecard: Increased Focus on Antivirus, Social Media, Child and Medical Identity Theft, Yet Prevention Still Lags,” by Javelin Strategy and Research, a third-party industry source, the annual market for identity theft protection services, which includes online credit monitoring, is $3.5 billion.

Our Competitive Strengths

Global Leader in Information Management Solutions

We are one of only three leading global participants in the consumer credit and information management industry, and we provide services in 25 countries. Over the past 40 years, we have accumulated and built comprehensive proprietary databases and information management solutions. We believe that establishing an infrastructure to source, maintain and reliably deliver high quality consumer credit information in large volumes with sub-second response times would be difficult, costly and take a new market entrant numerous years to complete. Together with our unconsolidated subsidiaries, we maintain credit files on over 500 million consumers and businesses worldwide. We have a diverse and stable global customer base, which includes many of the largest companies in each of the primary industries we serve, including financial services, insurance and healthcare. We believe that our scale, global footprint, credibility and strong position within these markets will allow us to capitalize on business opportunities in many countries and regions around the world and contribute to our long-term growth.

Innovative and Differentiated Information Solutions

We have consistently focused on innovation to develop new and enhanced service offerings that meet the evolving needs of our customers. We believe our specialized data, analytics and decisioning services and collaborative approach with our customers differentiate us from our competitors. Examples of our innovative and differentiated solutions include:

•

Triggers—Our industry-leading platform notifies businesses of changes to consumer profiles on a daily basis. These notifications allow our customers to take more timely action to offer new services, retain existing accounts, improve collection efficiency or monitor risk exposure in their portfolios. We believe that our investments in infrastructure and predictive capabilities distinguish us from our competitors.

•

Decisioning Technology—Our decisioning technology helps businesses interpret both data and predictive model results, and applies customer-specific criteria to facilitate real-time, automated decisions at the point of consumer interaction. We offer our decisioning applications across our key industries including financial services, retail, insurance and healthcare, helping these customers to more effectively acquire accounts and reduce fraud. For example, our financial services customers use decisioning to authenticate consumer identity and determine optimal product offerings, such as credit cards, based on customer supplied criteria. Our healthcare customers use decisioning to determine available sources of payment for their patients at the time of patient registration. We believe the integration of our data and our decisioning technology differentiates us in the market place.

•

Market Intelligence—We develop and offer industry studies and provide a source of market intelligence for customers to benchmark and forecast their own portfolio performance. For example, our Trend Data application leverages our database of approximately 27 million anonymized U.S. consumer records, sampled quarterly since 1992. We believe businesses using our Trend Data can obtain a more holistic historical perspective on macroeconomic and market trends than by using comparable offerings of our competitors.

We have made significant investments in our technology platforms to enable greater availability, better redundancy, improved data matching and advanced platform flexibility, to ensure continued improvement in our overall services to our customers and to ensure we are well positioned to differentiate our data sets. We believe our investments in technology allow us to better respond to our customers’ needs. We believe our customers value our ability to deliver innovative solutions to complex problems. Many of these value-added solutions can be applied across industries and geographies and can be integrated into a customer’s core operations.

Deep and Specialized Industry Expertise

We have developed substantial expertise in a number of industries, including financial services, insurance and healthcare, and have placed industry experts in key leadership positions throughout our organization. We believe that our published studies, which we base on behavioral research supported by predictive data sets, have enhanced our reputation within these industries. In addition, we have been able to apply our industry knowledge and high-quality data assets to form strategic partnerships with other leading companies in key industries to develop new solutions and revenue opportunities. For example, we have strengthened our position as a leading provider of credit information and analytic services to the personal property and casualty insurance industry by partnering with a vehicle history data provider to launch a vehicle history score that helps insurance carriers further segment risk based on the attributes of a specific automobile, such as the number of owners, odometer readings and vehicle condition. In the healthcare industry, we believe our insight into patient identity verification, credit, insurance and charity eligibility and payment estimation differentiates our revenue cycle management offerings for healthcare providers and payers relative to our competitors. We believe that our industry knowledge base, coupled with our collaborative customer approach, has made it possible for us to anticipate and address our customers’ needs and enables us to offer additional proprietary value-added services.

Strong Presence in Attractive International Markets

We currently provide services in 24 countries outside the United States in both developed and emerging markets with significant growth potential. In our developed markets, we have a strong presence in Canada, where we are one of only two significant consumer reporting agencies in the market, and in Hong Kong, where we are the only global agency with a consumer credit reporting company. We are also well-positioned as a first mover in several fast-growing emerging markets, such as India, where we partnered with Indian financial institutions to create the first credit bureau in 2003, and the Philippines, where in 2011 we partnered with the top-five credit card issuers to form the first consumer credit bureau in that country. Since 1993, we have hosted the most extensive credit database in South Africa, which positions us well for further expansion in Africa. To better strengthen our position, we have a pending acquisition that will expand our presence into seven new African markets. In addition, we are a significant credit information and analytics provider in Latin America, where we own 25.69% of the largest credit bureau in Mexico, own a majority interest in a credit bureau in Chile and have recently acquired a majority interest in Crivo Sistemas em Informática S.A. (“Crivo”), a Brazilian decisioning services provider. We believe that our flexible approach to forming local partnerships has allowed us to establish a foothold in certain markets ahead of our major competitors. We believe that our presence in international markets helps foster the growth and development of credit-based economies in these markets, resulting in accelerated demand for credit information services and analytics.

Attractive Business Model

Data, analytics and technology are the three key components of our business model, which is characterized by diversified, predictable revenue streams, low working capital requirements and operating leverage. We own 100% of our U.S. consumer credit database and we typically obtain information that we use to keep our database current at little or no cost, which provides us with an efficient cost structure and allows us to benefit from economies of scale. The integral role that our analytics play in our customers’ decision-making processes and the proprietary and embedded nature of our solutions have historically translated into high customer retention and revenue visibility. Our significant investments to upgrade and improve our technology provide us with the ability to address our customers’ needs with minimal and predictable capital investment. Additionally, we have institutionalized our cost management practice through our Operational Excellence program, which is aimed at creating a long-term competitive and efficient cost structure.

Proven and Experienced Management Team

We have a seasoned senior management team with an average of 15 years of experience in a variety of industries, including the credit and information management, financial services and information technology industries. Our senior management team has a track record of strong performance and depth of expertise in the markets we serve. This team has overseen our expansion into new industries and geographies while managing ongoing cost-saving initiatives. As a result of the sustained focus of our management team, we maintained stable operating performance throughout the economic downturn and have grown the business as conditions have improved.

Our Growth Strategy

To promote sustainable growth, diversification and a strong global brand, we align our resources and efforts to achieve the following outcomes;

Develop Innovative Solutions to Meet Market Challenges

We have a culture of innovation. Our industry expertise and collaborative approach allow us to prioritize investments in new data sources and the development of additional services to provide integrated solutions to meet our customers’ needs. We enhance our analytics and decisioning services to deliver stronger account management, risk management and fraud protection services to our customers across several industries. For example, our pre-foreclosure notifications use our triggers platform to identify consumers that are at an increased risk for foreclosure, allowing insurance carriers to monitor occupancy status and manage the risk of property damage. In addition, we plan to take advantage of strategic partnerships to develop innovative services that differentiate us from our competitors. One example of this is our online account acquisition solution, an end-to-end process whereby we work with our lead generation marketing partner to source and deliver new, approved and accepted accounts to credit card issuers. For consumers, we recently improved our offerings by adding an identity theft risk score. As the needs of our customers evolve, we plan to continue to provide creative solutions to help them meet their challenges.

Expand Internationally

We believe international markets present a significant opportunity for growth, as these economies continue to develop and their populations become more credit active. We plan to:

Expand in Existing Markets. In emerging markets where we are currently present and a substantial portion of the population is not yet credit active, such as Mexico and India, we expect significant expansion of consumer credit. Given our incumbent position, we are well positioned to benefit from this trend. In developed markets, such as Canada and Hong Kong, we will continue to improve our core services and seek to expand into other industries.

Introduce New Service Offerings. We will continue to focus on generating revenue from new offerings across all markets, including value-added services and new lines of business. The common nature of our customers’ risk and information management needs allows us to take offerings from developed markets to emerging markets. This further results in the faster development and introduction of solutions for emerging markets as we are able to leverage our global knowledge, technology and expertise to meet local market needs.

Enter New Geographic Markets. We will continue to expand by forming alliances with financial services institutions, industry associations, and other local partners, and by pursuing strategic acquisitions. From our bases in Hong Kong, Latin America and South Africa we seek to expand to other countries in those regions. For example, in 2011, we launched the first consumer credit bureau in the Philippines in partnership with the top-five credit card issuers in that market. We also acquired an 80% ownership interest in Crivo, marking our entry into Brazil, and have a pending acquisition in Africa. We will continue to develop operations in new markets around the world.

Focus on Underpenetrated and Growth Industries

We continue to focus on underpenetrated and growth industries in the United States, such as insurance and healthcare, where we believe information-based analytics and decisioning technologies are currently underutilized. Insurers have seen an increase in claims dollars paid, reinforcing their need to price risk appropriately. We offer a range of solutions, including new fraud detection tools and predictive scores that improve accuracy and efficiency for the quoting and underwriting process. In the healthcare industry, increases in high-deductible health plans and the number of uninsured and under-insured consumers have increased collection risks for healthcare providers, creating a greater need for providers to efficiently manage their revenue cycle. We expect that the new American Recovery Reinvestment Act will accelerate the automation of healthcare operations through the digitization of healthcare data. We believe that recent healthcare reform legislation will likely increase the consumption of healthcare services by increasing the number of insured Americans. In turn, we expect that healthcare providers and payers will increase demand for analytics to measure the quality of care in their network in order to qualify for full reimbursement by the government. Our strategy to capitalize on these opportunities is to automate the insurance and payment processes at the beginning of the revenue cycle, help payers analyze claim-related data and facilitate performance reporting and at the same time help patients make informed decisions. Our October 2011 acquisition of Financial Healthcare Systems, LLC (“FHS”), a software-as-a-service platform that helps healthcare providers inform patients about their out-of-pocket costs prior to providing healthcare services, furthers the execution of this strategy.

Expand Interactive Business

Consumers are becoming increasingly aware of the need to proactively manage their personal finances. They also recognize the need to protect their identities in the face of several recent highly-publicized data breaches. In order to meet the growing market demand for credit monitoring and identity fraud protection services and deepen customer loyalty, we will continue to invest in consumer-driven product enhancements. We have developed a data-driven customer acquisition strategy and will focus our advertising dollars on paid search and display ads, and are expanding into new channels such as mobile and social media. In addition to our direct to consumer offering, we will continue to make our services available on a wholesale basis to strategic partners who combine our services with their own offerings. This strategy allows us to test market new product enhancements and configurations with minimal investment. We plan to leverage the success of our U.S.-based Interactive business to offer similar services in our international markets.

Pursue Strategic Acquisitions

We will evaluate and pursue strategic acquisitions in order to accelerate growth within our existing businesses, and diversify into new businesses. We are focused on opportunities that expand our geographic footprint and the breadth and depth of services, including acquiring proprietary datasets and industry expertise in our key industries. For example, we expanded into Brazil and Chile through the acquisition of majority interests in Crivo and Databusiness and enhanced our domestic healthcare offerings through our acquisitions of FHS and MedData. We may also seek to increase our investments in foreign entities where we hold a minority interest. For example, we recently increased our ownership in the largest credit bureau in India, where we purchased an additional interest in Credit Information Bureau (India) Limited (“CIBIL”). We will continue to pursue acquisitions that provide opportunities for long-term value creation by expanding our capabilities, expertise and geographic reach. We plan to maintain our disciplined fiscal approach to any acquisition.

Segment Overview

We manage our business and report our financial results in three operating segments: USIS, International and Interactive. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21, “Operating Segments,” of our audited consolidated financial statements appearing elsewhere in this report.

U.S. Information Services

USIS provides consumer credit and data reports, credit scores, analytical services and decisioning technology to businesses. We offer these services to customers in the financial services, insurance, healthcare and other industries, and deliver them through both direct and indirect channels. These businesses use our services to acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt and manage fraud. USIS also provides healthcare insurance-related information to medical care facilities and insurers. In addition, USIS fulfills mandated consumer services such as dispute investigations and free annual credit reports, as required by the United States Fair Credit Reporting Act, as amended (“FCRA”), and other credit-related legislation. USIS provides solutions to its customers through the following three service lines:

Online Data Services

Online Data Services are delivered in real-time to qualified businesses to help them assess the financial viability and capacity, or risk, of prospective consumers seeking to access credit. The primary source for these services is our consumer credit database. This database contains the name and address of most U.S. adults, a listing of their existing credit relationships and their timeliness in repaying debt obligations. The information in our database is voluntarily provided by thousands of credit-granting institutions and other data furnishers, such as public utilities. We also actively collect, directly and through vendors, information from courts, government agencies and other public records. This data is updated, audited and monitored on a regular basis. Information such as credit reports, credit characteristics and predictive scores are created from the primary underlying data. Collectively, the reports, characteristics and scores, with variations tailored for specific industries, form the basis of Online Data Services.

Online Data Services revenue is driven by consumers initiating transactions with businesses. Our customers most frequently use the information and scores to underwrite or otherwise manage risk in connection with the establishment of a new account for a consumer, such as a credit card, home loan, auto loan or insurance policy. Our customers also use our services to evaluate risks and make risk-related decisions in connection with existing accounts.

We also provide online service to help businesses manage fraud and authenticate a consumer’s identity when they initiate a new business relationship. Our fraud database, which is updated daily, contains data elements such as addresses and Social Security numbers from multiple sources that alert businesses to identities associated with known or suspected fraudulent activity. We also provide data to businesses to help them satisfy “know your customer” compliance requirements and to confirm an individual’s identity.

Credit Marketing Services

Credit Marketing Services help businesses proactively acquire new customers, cross-sell to existing customers and monitor and manage risk in their existing portfolios. We provide information extracted from the consumer credit database according to specific customer criteria and deliver it in the form of a batch dataset. These services are delivered on an ad hoc or regularly scheduled basis.

We have a variety of Credit Marketing Services to help customers market to prospects and manage risks of new and existing accounts in an efficient and effective manner. We provide portfolio review services, which are periodic reviews of our customers’ existing accounts, to help our customers develop cross-selling offers to their existing customers and monitor and manage risk in their existing consumer portfolios. Prescreen services are marketing lists our customers use on a one-time basis to extend firm offers of credit or insurance to consumers. Prospect databases are used by our customers to contact individuals multiple times to extend firm offers of credit or insurance. We also provide trigger services which are daily notifications of credit data sent to our customers to notify them of changes in their customers’ credit and risk profiles. The information we provide also helps businesses manage and assess various risks associated with their customers, such as the ability to repay debt, the likelihood of a credit or insurance loss and the potential for fraud.

Decision Services

Decision Services, our software-as-a-service offering, includes a number of platforms that help businesses interpret data and predictive model results, and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction. Decisions may be based on a generic logical formula or customized to fit specific customer business rules. The data used in the decisioning process is derived from our consumer credit database, other sources of data we own or external suppliers. Our customers use Decision Services to evaluate business risks and opportunities, including those associated with new consumer credit and checking accounts, insurance applications, account collection, patient registrations and apartment rental requests.

International

The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each geographic location, services may include credit reports, analytical and decision services and risk management services. In addition, we have commercial and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment that help consumers proactively manage their personal finances. The two market groups in the International segment are as follows:

Developed Markets

We offer online data services, credit marketing services and decision services in developed markets, which include Canada, Hong Kong and Puerto Rico. Revenues from developed markets accounted for approximately 41% of our International revenue in 2011.

Canada—We have operated in Canada since 1989 and are one of only two significant consumer reporting agencies in the Canadian market. Revenues from these operations accounted for approximately 65% of our developed markets revenue in 2011.

Hong Kong—We have had a majority ownership interest in the only consumer credit reporting company in Hong Kong since 1998. Revenues from these operations accounted for approximately 26% of our developed markets revenue in 2011.

Puerto Rico—We entered the Puerto Rican market in 1985 via an acquisition. Revenues from these operations accounted for approximately 9% of our developed markets revenue in 2011.

Emerging Markets

Together with our unconsolidated subsidiaries, we also provide online data services, credit marketing services and decision services in emerging markets, such as South Africa, Mexico, India, Brazil, Chile and other countries in the Latin American and Asia-Pacific regions. Once credit databases are established in these markets, we can apply our experience, expertise and knowledge base to introduce solutions that have demonstrated success in developed markets. We believe that our flexible approach to forming local partnerships has allowed us to establish a foothold in certain emerging markets where our major competitors have not, such as Mexico and the Philippines. We also believe that our presence in emerging markets helps foster the growth and development of credit-based economies in these markets, thereby resulting in an accelerated demand for credit information services and analytics. Revenues from emerging markets accounted for approximately 59% of our International revenue in 2011.

Africa—Since 1993, we have hosted the most extensive credit database in South Africa, which positions us well for expansion into the rest of the African continent. In addition to our traditional credit reporting services, we offer auto information solutions, commercial credit information and check guarantee services. South Africa accounted for approximately 71% of our emerging markets revenue in 2011. Our presence in South Africa has allowed us to expand into surrounding countries such as Namibia, Swaziland, Botswana and Zimbabwe. We have a pending acquisition that will further expand our presence into seven additional African countries.

Latin America—We have been active in Latin America since 1996 and have operations in several Central and South American countries, including a strong presence in the Dominican Republic, and a 25.69% ownership interest in TransUnion de México, S.A., the primary credit bureau in Mexico. In Guatemala, we maintain a centralized database that services Guatemala, Honduras, Nicaragua, El Salvador and Costa Rica. We expanded our footprint in Latin America through our acquisition of majority interests in Databusiness, a Chilean credit bureau, and Crivo, a Brazilian decisioning services provider.

India—In 2003, we partnered with prominent Indian financial institutions to create CIBIL, the first consumer and commercial credit bureau in India. We currently own a 27.5% stake in CIBIL and are also its sole technology, analytics and decision service provider. We derive revenue from royalties paid by CIBIL for the use of our technology, credit scores and other value-added services. In the absence of a national identification number, we created an innovative matching algorithm that allowed us to provide consumer credit reporting services with respect to the Indian population.

Asia Pacific—Asia Pacific includes markets such as Thailand, Singapore, China and the Philippines. We provide credit risk scores to Thailand National Credit Bureau, in which we have a 12.25% ownership interest, and to the Credit Bureau of Singapore. We were recently awarded the score development business for the Credit Bureau Malaysia. In China, we currently provide fraud and authentication solutions to financial institutions. In the Philippines, we partnered with the top-five credit card issuers to launch the first consumer credit bureau in 2011.

Interactive

Interactive offers services that help consumers manage their personal finances and protect against identity theft. Services in this segment include credit reports, credit scores and credit monitoring and fraud management services. Our Interactive segment provides services through both direct and indirect channels.

Direct—We offer services directly to consumers, primarily on a subscription basis through our website, www.transunion.com, to help consumers manage their personal finances and protect them against identity theft. These services include: credit reports, credit scores and analysis, identity risk score and alerts, alerts to changes in credit reports and scores, debt analysis, scores specific to the insurance industry and the ability to restrict third-party access to a consumer’s credit report. We complement these features with personalized content that explains how credit and financial data is used in various industries to evaluate consumers and how a consumer’s financial choices impact this evaluation. Our objective is to acquire and retain quality customers efficiently. We acquire customers primarily through performance-based, data-driven advertising channels, including paid search and online display, where we can precisely measure the return on our advertising spend. We continually enhance our content and add new features to increase the value of our services to our customers. In 2011, approximately 79% of Interactive revenue came from our direct channel.

Indirect—We offer our services wholesale to strategic partners who combine them with their own offerings and sell them to consumers and businesses in such areas as financial services, commercial insurance and online membership clubs. Through these partnerships we are able to test new content and product features with minimal investment. For example, our relationship with an online lead-generation company has helped us to optimize the targeted offers for credit cards and other products that appear on our site. In 2011, approximately 21% of Interactive revenue came from our indirect channel.

Corporate

Corporate provides support services to each operating segment, holds investments and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are primarily enterprise-level costs and are administrative in nature.

Markets and Customers

We have a highly diversified customer base, with our largest customer accounting for approximately 3.8% of revenue in 2011. Our top ten customers accounted for approximately 18.9% of revenue in 2011. A substantial portion of our revenue is derived from companies in the financial services industry.

We have operations in the United States, South Africa, Canada, Hong Kong, Puerto Rico, Mexico, the Dominican Republic, India, Brazil, Trinidad and Tobago, Guatemala, Chile, Costa Rica, Honduras, Nicaragua, El Salvador, Botswana, the Philippines and other countries. For additional information about geographical information see Note 21, “Operating Segments,” of our audited consolidated financial statements appearing elsewhere in this report. For additional information about risks attendant to our foreign operations see Part I, Item 1A, “Risk Factors.”

We market our services primarily through our own sales force. We have dedicated sales teams for our largest customers focused by industry group and geography. These dedicated sales teams provide strategic account management and direct support to customers to develop comprehensive solutions. We use shared sales teams to sell our services to mid-size customers. These sales teams are based in our headquarters office and in field offices strategically located throughout the United States and abroad. Smaller customers’ sales needs are serviced primarily through call centers. We also market our services through indirect channels such as resellers, who sell directly to businesses and consumers. Our interactive direct-to-consumer services are sold through our website, www.transunion.com.

Seasonality

Seasonality in the USIS segment is correlated to volumes of online credit data purchased by our financial services and mortgage customers, and our sales have generally been higher during the second and third quarters. The downturn in the residential real estate, general credit and financial services markets has made it more difficult to determine seasonal trends within our U.S. businesses. Seasonality in our International segment is driven by local economic conditions and relevant macroeconomic market trends. In our Interactive segment, demand for our products is generally stronger in the first half of the year.

Competition

The market for our services is highly competitive. We primarily compete on the basis of differentiated solutions, datasets, services, innovation and price. Our competitors vary in size and in the scope of the services they offer. We are one of three global consumer credit and information management companies. The other two companies are Equifax Inc. and Experian plc, both of which offer a similar range of consumer credit and information management services. We also compete with a number of smaller, specialized companies, all of which offer a subset of the services we provide. At times, we partner with our competitors to offer combined consumer credit reporting information to our mutual customers.

We believe the services we provide to our customers reflect our understanding of our customers’ businesses, the depth and breadth of our data, and the quality of our decisioning technology and advanced analytics. By integrating our services into our customers’ business processes we ensure efficiencies, continuous improvement and long-lasting relationships.

Information Technology

Technology

The continuous operation of our information technology systems is fundamental to our success. Our information technology systems collect, access, process, deliver and store the data that is used to provide services to, and develop solutions for, our customers. Customers connect to our systems using a number of different technologies, including secured internet connections, virtual private networks and dedicated network connections. We contract with various third-party providers to help us maintain and support our systems, as well as to modify existing, and develop new, applications to be used in our businesses.

Our control and understanding of the technology that operates our business is critical to our success. Knowledge transfer is a key component of our relationships with third-party providers who support our systems or implement emerging technologies. When we contract for third-party support or incorporate new technology into our systems, we use dedicated employee teams to manage these relationships in order to drive the development of the strategy in these areas.

Data Centers and Business Continuity

As a global operation we have data centers located throughout the world. We generally employ similar technologies and infrastructures in each data center to enable the optimal sharing of technical resources across geographies.

We maintain a framework for business continuity that includes written policies requiring each business or operational unit to identify critical functions. Our business or operational units then must put processes in place that are designed to maintain such functions in case there is a disruptive event that impacts critical functions. We also have a specific disaster recovery plan that will take effect if critical infrastructure or systems fail or become disabled.

As part of our program, each business unit’s continuity plan is periodically updated and stored in a centralized database. These plans are monitored and reviewed by our compliance team. Our compliance team schedules desktop simulations from time to time to test one or more of these plans on an annual basis. We also periodically test the state of preparedness of our most critical disaster recovery procedures. For our primary U.S. data center we have system redundancy plans that allow for the transfer of capacity in the event there is a failure of computer hardware or a loss of our primary telecommunications line or power source. We also maintain a recovery site in Gaithersburg, Maryland that is managed by a third-party to recover the majority of our operational capacity should our redundancy program fail.

Security

The security and protection of non-public consumer information is one of our highest priorities. We have a written information security program with dedicated personnel charged with overseeing the implementation of that program. Our information security program incorporates continuous improvement methodology and evaluates threats, industry events and asset values to help us to appropriately adjust security controls. We employ a wide range of physical and technical safeguards that are designed to provide security around the collection, storage, use and access of information we have in our possession. These safeguards include firewalls, intrusion protection and monitoring, vulnerability threat analysis management and testing, forensic tools, encryption technologies, data transmission standards, contractual provisions, customer credentialing, identity and access management, data loss, access and anomaly reports, and training programs for associates.

Intellectual Property and Licensing Agreements

Our intellectual property is a key strategic advantage and protecting it is critical to our success. Because of the importance of our intellectual property, we treat our brand, software, technology, know-how, concepts, works for hire and databases as proprietary. We attempt to protect our intellectual property rights through the use of trademarks, copyrights, patents, trade secret laws, licenses and contractual agreements. While we hold various patents, we do not rely primarily on patents to protect our core intellectual property. Through contractual arrangements, disclosure controls and continual associate training programs, our principal focus is to treat our key proprietary information as trade secrets. Also, we have registered certain trademarks, trade names, service marks, logos, internet URLs and other marks of distinction in the United States and foreign countries, the most important of which is the trademark “TransUnion.” This trademark is used in connection with most of our service lines and services we sell and we believe it is a known mark in the industry.

We license certain data and other intellectual property to other companies, many of which we have an ownership interest in, for a fee, on terms that are designed to protect our rights to our intellectual property. We generally use standard licensing agreements and do not provide our intellectual property to third parties without a nondisclosure and license agreement in place.

We own proprietary software that we use to maintain our databases and to develop and deliver our services. We develop and maintain business critical software that transforms data furnished by various sources into databases upon which our services are built. We also develop and maintain software to manage our consumer interactions, including providing disclosures and resolving disputes. In all business segments we develop and maintain software applications that we use to deliver services to our customers, through an Application Service Provider (“ASP”) model. In particular, we develop and maintain decisioning technology platforms that we host and integrate into our customers’ workflow systems to improve the efficiency of their operations.

We also license certain key intellectual property from third parties that we use in our business. For example, we license credit-scoring algorithms and the right to sell credit scores derived from those algorithms from third parties for a fee.

Employees

As of December 31, 2011, we employed approximately 3,000 employees throughout the world. None of our employees is currently represented by a labor union, however, we have a collective bargaining agreement in place in Chile that expires in 2015. We consider our relationships with our employees to be good and have not experienced any work stoppages.

Regulatory Matters

Compliance with regulatory requirements is a top priority. Numerous laws govern the collection, protection, dissemination and use of the non-public personal information we have in our possession. These laws are enforced by federal, state and local regulatory agencies, and in some instances also through private civil litigation. We proactively manage our compliance with these laws through a dedicated legal and compliance team that generally is locally assigned yet tasked to ensure that enterprise standards are followed. To that end, we have legal and compliance personnel situated at business operations in the United States, Canada, Hong Kong and South Africa. Through the legal and compliance functions, we provide training to our associates, monitor all material laws and regulations, routinely review internal processes to determine whether business practice changes are warranted, assist in the development of new services, and promote regular meetings with principal regulators and legislators to establish transparency of our operations and create a means to understand and react should any issues arise.

U.S. Data and Privacy Protection

Our U.S. operations are subject to numerous laws that regulate privacy, data security and the use of consumer credit or an individual’s healthcare information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information. The laws and regulations that affect our U.S. business include, but are not limited to, the following:

•

Fair Credit Reporting Act (“FCRA”)—The FCRA applies to consumer credit reporting agencies, including us, as well as data furnishers and users of consumer reports. The FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes. The FCRA limits what information may be reported by consumer reporting agencies, limits the distribution and use of consumer reports, establishes consumer rights to access and dispute their own credit files, requires consumer reporting agencies to make available to consumers a free annual credit report and imposes many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. The law contains an attorney fee shifting provision to provide an incentive to consumers to bring individual or class action lawsuits against a consumer reporting agency for violations of the FCRA.

•

State Fair Credit Reporting Acts—Many states have enacted laws with requirements similar to the federal FCRA. Some of these state laws impose additional, or more stringent, requirements than the federal FCRA, especially in connection with the investigations and responses to reported inaccuracies in consumer reports. The FCRA preempts some of these state laws but the scope of preemption continues to be defined by the courts.

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”)—The stated aim of the Dodd Frank Act is “To promote the financial stability of the United States by improving the accountability and transparency in the financial system, to end ‘too big to fail’, to protect the American taxpayer by ending bailouts, to protect consumers from abusive financial services practices, and for other purposes.” An important new regulatory body created by Dodd Frank is the Bureau of Consumer Financial Protection (“CFPB”). We expect that the CFPB will have authority to write rules impacting the business of, conduct examinations of, and enforce the laws and rules it writes against credit reporting companies, including TransUnion. It is unknown at this time what impact, if any, the CFPB will have on our business or operations.

•

The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (“GLB Act”)—The GLB Act regulates the receipt, use and disclosure of non-public personal financial information of consumers that is held by financial institutions, including us. Several of our data sets are subject to GLB Act provisions, including limitations on the use or disclosure of the underlying data and rules relating to the technological, physical and administrative safeguarding of non-public personal financial information. Violation of the GLB Act can result in civil and criminal liability.

•

Data security breach laws—A majority of states have adopted data security breach laws that require notice be given to affected consumers in the event of a breach of personal information. Some of these laws require additional data protection measures over and above the GLB Act data safeguarding requirements. If data within our system is compromised by a breach, we may be subject to provisions of various state security breach laws.

•

Identity theft laws—In order to help reduce the incidence of identity theft, most states and the District of Columbia have passed laws that give consumers the right to place a security freeze on their credit reports to prevent others from opening new accounts or obtaining new credit in their name. Generally, these state laws require us to respond to requests for a freeze within a certain period of time, to send certain notices or confirmations to consumers in connection with a security freeze and to unfreeze files upon request within a specified time period.

•

The Federal Trade Commission Act (“FTC Act”)—The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices. We must comply with the FTC Act when we market our services, such as consumer credit monitoring services through our Interactive segment. The security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action. There is no private right of action under the FTC Act.

•

The Credit Repair Organizations Act (“CROA”)—The CROA regulates companies that claim to be able to assist consumers in improving their credit standing. There have been efforts to apply the CROA to credit monitoring services offered by consumer reporting agencies and others. CROA is a very technical statute that allows for a private right of action and permits consumers to recover all money paid for alleged “credit repair” services in the event of violation. We, and others in our industry, have settled purported consumer class actions alleging violations of CROA without admitting or denying liability.

•

The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”)—HIPAA requires companies to implement reasonable safeguards to prevent intentional or unintentional misuse or wrongful disclosure of protected health information. In connection with receiving data from and providing services to healthcare providers, we may handle data subject to the HIPAA requirements. We obtain protected health information from healthcare providers and payers of healthcare claims that are subject to the privacy, security and transactional requirements imposed by HIPAA. We are frequently required to secure HIPAA-compliant “business associate” agreements with the providers and payers who supply data to us. As a business associate, we are obligated to limit our use and disclosure of health-related data to certain statutorily permitted purposes, as outlined in our business associate agreements and the

HIPAA regulations, and to preserve the confidentiality, integrity and availability of this data. HIPAA also requires, in certain circumstances, the reporting of breaches of protected health information to affiliated individuals and to the United States Department of Health and Human Services. A violation of any of the terms of a business associate agreement or noncompliance with the HIPAA data security requirements could result in administrative enforcement action and/or imposition of statutory penalties by the United States Department of Health and Human Services or a state attorney general. HIPAA’s requirements supplement but do not preempt state laws regulating the use and disclosure of health-related information; state law remedies, which can include a private right of action, remain available to individuals affected by an impermissible use or disclosure of health-related data.

We are also subject to federal and state laws that are generally applicable to any United States business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act and various employment laws. We continuously monitor federal and state legislative and regulatory activities that involve credit reporting, data privacy and security to identify issues in order to remain in compliance with all applicable laws and regulations.

International Data and Privacy Protection

We are subject to data protection, privacy and consumer credit laws and regulations in the foreign countries where we conduct business. These laws and regulations include, but are not limited to, the following:

•

South Africa: National Credit Act of 2005 (the “Act”)—The Act and its implementing regulations govern credit bureaus and consumer credit information. The Act sets standards for filing, retaining and reporting consumer credit information. The Act also defines consumers’ rights with respect to accessing their own information and addresses the process for disputing information in a credit file.

•

Canada: Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”)—The PIPEDA and substantially similar provincial laws govern how private sector organizations collect, use and disclose personal information in the course of commercial activities. The PIPEDA gives individuals the right to access and request correction of their personal information collected by such organizations. The PIPEDA requires compliance with the Canadian Standard Association Model Code for the Protection of Personal Information. Most Canadian provinces also have laws dealing with consumer reporting. These laws typically impose an obligation on credit reporting agencies to have reasonable processes in place to maintain the accuracy of the information, place limits on the disclosure of the information and give consumers the right to have access to, and challenge the accuracy of, the information.

•

India: Credit Information Companies Regulation Act of 2005 (“CICRA”)—The CICRA requires entities that collect and maintain personal credit information to ensure that it is complete, accurate and protected. Entities must adopt certain privacy principles in relation to collecting, processing, preserving, sharing and using credit information. The Indian parliament recently passed legislation that would allow individuals to sue for damages in the case of a data breach, if the entity negligently failed to implement “reasonable security practices and procedures” to protect personal data.

•

Mexico: Law on Credit Reporting Societies of 2002 (“LCRS”)—The LCRS regulates the operations of credit information companies that gather, manage, and release credit history information of individuals and businesses. The LCRS requires credit information companies to provide consumer reports to individuals upon request and addresses individuals’ right to challenge information in the report. The LCRS requires that credit reporting companies have adequate technology and internal controls for the security and validation of credit information. The Mexican congress is currently drafting comprehensive data protection legislation that could impose additional obligations regarding information security and fair information practices.

•	Hong Kong: Personal Data (Privacy) Ordinance (“PO”) and The Code of Practice on Consumer Credit Data (“COPCCD”)—The PO and the COPCCD regulate the operation of consumer credit reference agencies. They prescribe the methods and security controls under which credit providers and credit reference agencies may collect, access and manage credit data. In April 2011, the COPCCD was amended to permit credit providers to share additional mortgage payment data.

We are also subject to various laws and regulations generally applicable to all businesses in the other countries where we operate.

Corporate Information

Our corporate headquarters are located at 555 West Adams Street, Chicago, Illinois, 60661. Our general telephone number is 312-985-2000.

Our website and Availability of SEC Reports and Other Information

The Company maintains a website at the following address: www.transunion.com. The information on the Company’s website is not incorporated by reference in this annual report.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) pursuant to section 13(a) or 15(d) of the Exchange Act. These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish to, the SEC.

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

Our largest customers depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred during the past few years and which may be amplified or extended due to concerns regarding sovereign debt levels in Europe. Such market developments and the potential for increased and continuing disruptions going forward present considerable risks to our businesses and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in demand, and the volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect our business in 2008 caused a greater focus on expense reduction by our customers and led to a decline in their account acquisition mailings, which resulted in reduced revenues from our credit marketing programs. In addition, financial institutions tightened lending standards and granted fewer mortgage loans, student loans, automobile loans and other consumer loans. As a result, we experienced a reduction in our credit report volumes. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth or collect our receivables. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

Data security and integrity are critically important to our business, and breaches of security, unauthorized disclosure of confidential information or the perception that confidential information is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

We own a large amount of highly sensitive and confidential consumer information including financial information, personally identifiable information and protected health information. This data is often accessed through secure transmissions over public and private networks, including the internet. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot assure you that systems that access our services and databases will not be compromised, whether as a result of criminal conduct, advances in computer hacking or otherwise. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data could disrupt our operations, subject us to substantial legal liability, result in a material loss of business, and significantly harm our reputation.

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

If we experience system failures, personnel disruptions or capacity constraints, or our customers do not modify their systems to accept new releases of our distribution programs, the delivery of our services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of revenues or customers.

Our ability to provide reliable service largely depends on our ability to maintain the efficient and uninterrupted operation of our computer network, systems and data centers, some of which have been outsourced to third-party providers. In addition, we generate a significant amount of our revenues through channels that are dependent on links to telecommunications providers. Our systems, personnel and operations could be exposed to damage or interruption from fire, natural disasters, power loss, war, terrorist acts, civil disobedience, telecommunication failures, computer viruses, denial of service attacks or human error. For example, in 2007, a service interruption occurring during a routine maintenance visit by one of our hardware vendors resulted in a disruption in our ability to deliver data and services for almost 24 hours. We may not have sufficient redundant operations to cover a loss or failure of our systems in a timely manner. Any significant interruption could severely harm our business and reputation and result in a loss of revenue and customers.

We could lose our access to data sources which could prevent us from providing our services.

Our services and products depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public records depositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for competitive reasons. We could also become subject to legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we lost access to this external data or if our access or use was restricted or became less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our business is subject to significant international, federal, state and local laws and regulations, including but not limited to privacy and consumer data protection, financial, tax and labor regulations. See Part I, Item 1, “Business—Regulatory Matters” for a description of select regulatory regimes to which we are subject. These laws and regulations are complex, change frequently and have tended to become more stringent over time. We currently incur significant expenses in our attempt to ensure compliance with these laws. In addition, in the future we may be subject to significant additional expense to remedy violations of these laws and regulations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class-action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our services are sold into regulated industries, we must comply with additional regulations in marketing our services into these industries, including, but not limited to, state insurance laws and regulations and the Health Insurance Portability and Accountability Act of 1996.

Certain of the laws and regulations governing our business are opaque and subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We incurred liability in the past, for example, as a result of a determination by a federal consumer protection agency that a particular practice was unlawful under the Fair Credit Reporting Act. On July 7, 2008, without admitting or denying liability, we ultimately paid $75 million to settle this matter and the resulting civil litigation. See Part I, Item 3, “Legal Proceedings—Privacy Litigation.” We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

The Dodd-Frank Act authorizes the newly created Bureau of Consumer Financial Protection (the “CFPB”) to adopt rules that could potentially have a substantial impact on our and our customers’ businesses and it also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

In 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Title X of the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection and significant portions of the Dodd-Frank Act related to the CFPB became effective on July 21, 2011. The CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and our customers. Final regulations could place significant restrictions on our business and the businesses of our customers, particularly customers in the lending industry, and could increase the costs of or make the continuance of all or a portion of our current business impractical or unprofitable. Compliance with the Dodd-Frank Act, CFPB regulations, or other new laws, regulations or interpretations could result in substantial compliance costs or otherwise adversely impact our business, financial condition and our results of operations.

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

Legal proceedings arise frequently as part of the normal course of our business. These include individual consumer cases, class action lawsuits and actions brought by federal or state regulators. The outcome of these proceedings is difficult to assess or quantify. Plaintiffs in these lawsuits may seek recovery of large amounts and the cost to defend this litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services. In addition, a court-ordered injunction or an administrative cease-and-desist order may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy, and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class actions against us and obtain statutorily prescribed damages. While we do not believe that the outcome of any pending or threatened litigation or regulatory enforcement action will have a material adverse effect on our financial position, litigation is inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us. For example, in 2008, pursuant to the terms of a settlement agreement with respect to certain class action proceedings, which we refer to as the Privacy Litigation (as defined in Part 1, Item 3,—“Legal Proceedings — Privacy litigation”), we paid $75.0 million into a fund for the benefit of class members and provided approximately 600,000 individuals with up to 9 months of free credit monitoring services. Moreover, in 2009, pursuant to a settlement agreement we agreed with the other two defendants in a class action proceeding, which we refer to as the Bankruptcy Tradeline Litigation (as defined in Part 1, Item 3, “Legal Proceedings”), to deposit $17.0 million, our share of the $51.0 million total settlement, into a settlement fund for the benefit of class members. Final approval of this monetary settlement by the Court occurred on July 15, 2011. Certain objectors to this monetary settlement have appealed the decision of the Court. Our insurance coverage may be insufficient to cover adverse judgments against us. See Item 3, “Legal Proceedings,” for further information regarding the Privacy Litigation, the Bankruptcy Tradeline Litigation and other material pending litigation.

We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

An important focus of our business is to identify business partners who can enhance our services and enable us to develop solutions that differentiate us from our competitors. We have entered into several alliance agreements or license agreements with respect to certain of our data sets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies among certain customer industries, or to grant licenses on terms that ultimately may prove to be unfavorable to us, either of which could reduce the value of our common stock. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in commercializing the alliance agreements’ services, such commercial failure could adversely affect our business.

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

In order to keep pace with customer demands for increasingly sophisticated service offerings, to sustain expansion into growth industries and to maintain our profitability, we must continue to innovate and introduce new services to the market. The process of developing new services is complex and uncertain. Our industry solutions require intense experience and knowledge from within the relevant industry. We must commit significant resources to this effort before knowing whether the market will accept new service offerings. We may not successfully execute on our new services because of challenges in planning or timing, technical hurdles, difficulty in predicting market demand, changes in regulation, or a lack of appropriate resources. Failure to successfully introduce new services to the market could adversely affect our reputation, business, financial condition and results of operations.

If we fail to maintain and improve our systems, our data matching technology, and our interfaces with data sources and customers, demand for our services could be adversely affected.

In our markets, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to:

•	internally develop and implement new and competitive technologies;

•	use leading third-party technologies effectively;

•	respond to changing customer needs and regulatory requirements; and

•	transition customers and data sources successfully to new interfaces or other technologies.

We cannot provide assurance that we will successfully implement new technologies, cause customers or data furnishers to implement compatible technologies, or adapt our technology to evolving customer, regulatory and competitive requirements. If we fail to respond, or cause our customers or data furnishers to fail to respond, to changes in technology, regulatory requirements or customer preferences, the demand for our services, or the delivery of our services, could be adversely affected.

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

Our cost management strategy includes strategic sourcing, labor management, streamlining back-office functions and improving overall processes. Although we have implemented such plans and continue to explore means by which we can control or reduce expenses, we cannot assure you that we will be able to realize all the projected benefits of our cost management strategies. In addition, if we cannot maintain control of our cost structure, it will have a negative impact on our operating margins. Moreover, our operations and performance may be disrupted by our cost-management and facilities-integration efforts.

We are subject to significant competition in many of the markets in which we operate.

We may not be able to compete successfully against our competitors, which could impair our ability to sell our services. We compete on the basis of system availability, differentiated solutions, personalized customer service, breadth of services and price. Our regional and global competitors vary in size, financial and technical capability, and in the scope of the products and services they offer. Some of our competitors may be better positioned to develop, promote and sell their products. Larger competitors may benefit from greater cost efficiencies and may be able to win business simply based on pricing. We consistently face downward pressure on the pricing of our products, which could result in a reduced price for certain products, or a loss of market share. Our competitors may also be able to respond to opportunities before we do, taking advantage of new technologies, changes in customer requirements, or market trends.

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

We cannot assure you that we will be able to compete effectively against current and future competitors. If we fail to successfully compete, our business, financial condition and results of operations may be adversely affected.

We have a substantial amount of indebtedness, which could adversely affect our financial position.

We have a substantial amount of indebtedness. As of December 31, 2011, we had total debt of $1,601.2 million, consisting of $645.0 million of senior notes, $942.9 million of borrowings under our senior secured credit facility, and $13.3 million of other debt, of which $10.3 million was debt of TransUnion Corp. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Based on our current level of debt, we expect our annual interest expense to be approximately $120 million for the next several years. In addition, our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable-rate indebtedness could also increase, even if the amount borrowed remains the same, which could decrease our net income. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

Despite our current level of indebtedness, we may still be able to incur substantial additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior notes and the agreement governing our senior secured credit facility limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness the holders of that indebtedness will be entitled to share ratably with the holders of the senior notes and the guarantees in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business prior to any recovery by our equity holders. This may have the effect of reducing the amount of proceeds paid to you in such an event. If new indebtedness, including under our senior secured credit facility, is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify, especially with respect to the demands on our liquidity as a result of increased debt service obligations.

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

As a condition to borrowing and as of the end of any fiscal quarter for which we have borrowings outstanding under our senior secured revolving line of credit, we must have a senior secured net leverage ratio equal to or less than 4.50 to 1, reducing for certain periods after January 1, 2012, calculated on a pro forma basis. A breach of any of these covenants would limit our ability to borrow funds under our senior secured revolving line of credit and could result in a default under the senior secured credit facility and/or the senior notes. Upon the occurrence of an event of default under our senior secured credit facility or our senior notes, the lenders or the holders of our senior notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable, and the lenders could terminate all commitments to extend further credit under our secured credit facility. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings or the holders of our senior notes accelerate repayment of our senior notes, we may not have sufficient assets to repay the senior secured credit facility and our other indebtedness, including the senior notes. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” and Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report.

Changes in credit ratings issued by statistical rating organizations could adversely affect our costs of financing.

Credit rating agencies rate our indebtedness based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our indebtedness or placing us on a watch list for possible future downgrading could limit our ability to access the capital markets to meet liquidity needs and refinance maturing liabilities or, increase the interest rates and our cost of financing.

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

Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology and services. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market similar services, decreasing the demand for our services. We may be unable to prevent third parties from using our proprietary assets without our authorization. We rely on patents, copyrights, trademarks, and contractual and trade secret restrictions to protect and control access to our proprietary intellectual property. These measures afford limited protection, however, and may be inadequate. Enforcing our rights could be costly, time-consuming, distracting and harmful to significant business relationships. Additionally, others may develop non-infringing technologies that are similar or superior to ours. Any significant failure or inability to adequately protect and control our proprietary assets may harm our business and reduce our ability to compete.

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

We depend on a number of service providers and key vendors such as telecommunication companies, software engineers, data processors, software and hardware vendors and providers of credit score algorithms, who are critical to our operations. These service providers and vendors are involved with our service offerings, communications and networking equipment, computer hardware and software and related support and maintenance. Although we have implemented service-level agreements and have established monitoring controls, our operations could be disrupted if we do not successfully manage relationships with our service providers, if they do not perform or are unable to perform to agreed upon service levels, or if they are unwilling to make their services available to us at reasonable prices. If our service providers and vendors do not perform their service obligations, it could adversely affect our reputation, business, financial condition and results of operations.

Our access to the capital and credit markets could be adversely affected by economic conditions.

Historically, we have relied on cash from operations to fund our working capital and business growth. We may require additional capital from equity or debt financing in the future, the availability of which is dependent on, among other things, market and general economic conditions. Our access to funds under short-term credit facilities is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity, or due to changing or increased regulations.

Our relationships with key long-term customers may be materially diminished or terminated.

We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition, and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all, or collect amounts owed to us from insolvent customers. Our customer agreements relating to our core credit reporting service offered through our USIS segment are terminable upon advance written notice (ranging from 30 days to six months) by either us or the customer, which provides our customers with the opportunity to renegotiate their contracts with us or to award more business to our competitors. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

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

While the Health Care and Education Affordability Reconciliation Act of 2010 is estimated to result in approximately 32 million additional insured, this law and related health care reform may subsequently be overturned by future legislation or judicial ruling. Additionally, the American Recovery and Reinvestment Act, which is expected to generate $25.9 billion in stimulus dollars to support health care reform and the digitization of consumer medical files and other data, may also be overturned or curtailed by the United States Congress. To the extent that future growth in our business is dependent on providing additional services to customers in the healthcare industry, the modification, repeal or nullification of these laws could put constraints on our ability to grow and extend our business.

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

Risks Related to Our Proposed Merger

We may be unable to obtain satisfaction of all conditions to complete the Merger in the anticipated timeframe or at all.

Completion of the Merger is contingent upon customary closing conditions. We may be unable to satisfy all the conditions to the Merger. If all of the conditions to the Merger are not satisfied, the Merger will not be consummated.

In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. These closing conditions include, among others, the expiration or termination of all waiting periods under applicable antitrust laws, including the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, the Merger Agreement contains certain termination rights for Acquisition Co, on the one hand, and the Company, on the other.

Any delay or inability to satisfy all conditions to complete the Merger, or failure to complete the Merger, could negatively affect our future business, financial condition and results of operation. No assurance can be given that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.

We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

While the Merger is anticipated by management to be completed late first quarter or early second quarter of 2012, because all the conditions of the Merger Agreement have not been met, the exact timing for consummation of the Merger is uncertain at this time.

The Merger Agreement restricts us during the interim period between the execution of the Merger Agreement and consummation of the Merger, without Acquisition Co’s consent, from, among other things, (i) conducting of our business other than in the ordinary course consistent with past practice, (ii) making any acquisition or investment in any other business, (iii) subjecting any of our material properties, assets, interests or businesses to any liens, other than certain permitted liens, (iv) creating, incurring or assuming additional indebtedness that is not in the ordinary course of business, (v) increasing compensation or benefits of any of our personnel (with certain exceptions), (vi) settling, or offering or proposing to settle, any material litigation, investigation, arbitration, proceeding or other claim or (vii) making changes to the Company’s organizational documents.

The limitations on our business during the interim period between the execution of the Merger Agreement and consummation of the Merger could negatively affect our business, financial condition and our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. We also own a data center building in Hamilton, Ontario, Canada. As of December 31, 2011, we lease space in approximately 70 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion. See Note 22, “Commitments,” of our audited consolidated financial statements appearing elsewhere in this report.

ITEM 3.	LEGAL PROCEEDINGS

General

We are involved in various legal proceedings resulting from our current or past business operations. Some of these proceedings seek business practice changes or large damage awards. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws, or common law claims related to privacy, libel, slander or the unfair treatment of consumers. We believe that most of these claims are either without merit or we have valid defenses to the claims, and we intend to vigorously defend these matters or seek non-monetary or small monetary settlements, if possible. However, due to the uncertainties inherent in litigation we cannot predict the outcome of each claim in each instance.

On a regular basis we accrue reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See Note 23, “Contingencies,” of our audited consolidated financial statements appearing elsewhere in this report. However, for certain cases described below we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar cases pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these cases, we do not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period.

To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims (threatened or pending) against us and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. Other than the Privacy Litigation described below, we are not aware of any significant monetary claim that has been asserted against us that would not be covered by insurance after the relevant deductible, if any, is met.

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

A settlement of the Privacy Litigation and the Louisiana Action was approved on September 17, 2008 (the “Settlement”). Pursuant to the terms of the Settlement we paid $75.0 million into a fund for the benefit of class members on July 7, 2008 and we provided approximately 600,000 individuals with free credit monitoring services. All class members released their procedural rights to pursue the claims alleged in these matters through the pending, or any new, class action. However, all class members (other than the named plaintiffs in the Privacy Litigation and the Louisiana Action) did retain their right to bring a separate, individual claim against us for the violations alleged in these matters provided these claims were asserted on or before September 16, 2010 (the “PSCs”). The Settlement provides that any money remaining in the fund after payment of notice costs, class counsel fees and administrative expenses will be used to satisfy any such PSCs, with remaining funds distributed on a pro-rata basis to class members who elected to receive a potential cash payment in the Settlement as part of the consideration to release their procedural rights.

We have been advised that there are approximately 100,000 PSCs seeking payment from the Settlement fund. Through court monitored mediation with counsel representing the class members and the PSCs claimants, we have entered into agreements to settle substantially all of these PSCs for payments from the Settlement fund to bring this matter to conclusion. The Court, on May 25, 2011 and September 8, 2011, rejected all objections made by class counsel to the settlements entered into with respect to the PSCs, and confirmed and approved these settlements as being in accordance with the Settlement. Class counsel in the Settlement has appealed these rulings by the Court seeking to obtain either additional attorney fees from counsel to the PSCs claimants or a return of attorney fees received by counsel to the PSCs claimants to the Settlement fund. We expect these appeals to be heard sometime in 2012. We believe the amount in the Settlement fund is sufficient to meet all demands asserted either by the noted appeal or by any settling or non-settling PSCs.

Bankruptcy Tradeline Litigation

In a matter captioned White, et al, v. Experian Information Solutions, Inc. (No. 05-cv-01070-DOC/MLG, filed in 2005 in the United States District Court for the Central District of California), plaintiffs sought class action status against Equifax, Experian and us in connection with the reporting of delinquent or charged-off consumer debt obligations on a consumer report after the consumer was discharged in a bankruptcy proceeding. The claims allege that each national consumer reporting company did not automatically update a consumer’s file after their discharge from bankruptcy and such non-action was a failure to employ reasonable procedures to assure maximum file accuracy, a requirement of the FCRA.

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

In 2009, we also agreed, with the other two defendants, to settle the monetary claims associated with this matter for $17.0 million each ($51.0 million in total), which amount has been, or will be, paid into a settlement fund that will be used to pay the class counsel’s attorney fees, all administration and notice costs of the fund to the purported class, and a variable damage amount to consumers within the class based on the level of harm the consumer is able to confirm. Our share of this settlement is fully covered by insurance. Final approval of this monetary settlement by the Court occurred on July 15, 2011. Certain objectors to this monetary settlement have appealed the decision of the Court. We expect these appeals to be consolidated and resolved sometime in 2013. If the monetary settlement is not upheld we expect to vigorously litigate this matter and to assert what we believe are valid defenses to the claims made by the plaintiffs. Although we believe we have valid defenses and have not violated any law, and although we have additional insurance coverage available with respect to this matter, the ultimate outcome of this matter is not certain. However, we do not believe any final resolution of this matter will have a material adverse effect on our financial condition.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our outstanding common stock is privately held, and there is no established public trading market for our common stock.

Holders of Record

As of February 15, 2012, 29,830,066 shares of our common stock were issued and outstanding and were owned by 192 stockholders of record. In addition, as of February 15, 2012, there were outstanding options to purchase 3,281,858 shares of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock in the past two years. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and to service our debt and, therefore, do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness, and we expect these restrictions to continue in the future. See Note 13, “Debt,” of our consolidated audited financial statements appearing elsewhere in this report for further information.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2011, TransUnion Corp. (i) granted options to purchase 7,000 shares of its common stock to one employee at an exercise price of $44.47 per share under TransUnion Corp.’s 2010 Management Equity Plan and (ii) issued an aggregate of 2,900 shares of common stock to certain employees and former employees at an exercise price of $24.37 per share pursuant to exercises of options granted under TransUnion Corp.’s 2010 Management Equity Plan. The grants of the options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering, and the issuance of the shares of common stock upon exercise of the options was exempt from registration in reliance on Rule 701 of the Securities Act.

There were no underwriters employed in connection with any of the transactions set forth above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data for the periods ended and as of the dates indicated below.

We have derived the selected historical consolidated financial data as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011, from our audited consolidated financial statements appearing elsewhere in this report. We have derived the selected historical consolidated balance sheet data as of December 31, 2009, 2008 and 2007, from our audited consolidated financial statements as of such dates, which are not included in this report. We have derived the selected historical consolidated income statement data for each of the years ended December 31, 2008 and 2007, from our audited consolidated financial statements for such periods, which are not included in this report. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the following financial data together with Part I, Item 1A, “Risk Factors,” Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

	Twelve Months Ended December 31,
(in millions, except per share data)	2011	2010	2009	2008	2007
Income Statement Data:
Revenue	$1,024.0	$956.5	$924.8	$1,015.9	$1,060.0
Operating expenses:
Cost of services	421.5	395.8	404.2	432.2	453.8
Selling, general and administrative	264.5	263.0	234.6	305.5	270.7
Depreciation and amortization	85.3	81.6	81.6	85.7	84.4

Total operating expenses(1)	771.3	740.4	720.4	823.4	808.9
Operating income	252.7	216.1	204.4	192.5	251.1
Non-operating income and expense(2)	(185.6)	(133.1)	1.3	17.4	38.0

Income from continuing operations before income tax	67.1	83.0	205.7	209.9	289.1
Provision for income tax	(17.8)	(46.3)	(73.4)	(75.5)	(98.9)

Income from continuing operations	49.3	36.7	132.3	134.4	190.2
Discontinued operations, net of tax	(0.5)	8.2	1.2	(15.9)	(34.7)

Net income	48.8	44.9	133.5	118.5	155.5
Less: net income attributable to noncontrolling interests	(8.0)	(8.3)	(8.1)	(9.2)	(7.5)

Net income attributable to TransUnion Corp.	$40.8	$36.6	$125.4	$109.3	$148.0

Income from continuing operations attributable to TransUnion Corp. common stockholders per share, basic	$1.39	$0.55	$1.13	$1.01	$1.44
Income from continuing operations attributable to TransUnion Corp. common stockholders per share, diluted	$1.38	$0.55	$1.13	$1.00	$1.44
Weighted average shares, basic(3)	29.8	51.1	109.5	124.5	125.9
Weighted average shares, diluted(3)	29.9	51.3	109.8	125.0	126.2

(in millions)	2011	2010	2009	2008	2007
Balance sheet data:
Total assets(3)	$1,005.8	$954.2	$1,010.0	$1,169.3	$1,535.6
Total debt	$1,601.2	$1,606.0	$591.3	$6.2	$5.6
Total stockholders’ equity(3)	$(824.4)	$(862.0)	$249.4	$996.1	$1,306.6

(1)	For the twelve months ended December 31, 2011, total operating expenses included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. For the twelve months ended December 31, 2010, total operating expenses included $21.4 million of accelerated stock-based compensation and related expenses resulting from the Change in Control Transaction and a gain of $3.9 million on the trade in of mainframe computers. See Note 2, “Change in Control,” and Note 16, “Stock-Based Compensation,” of our audited consolidated financial statements appearing elsewhere in this report for further information about the impact of the Change in Control Transaction. For 2008, total operating expense included $47.3 million of litigation expense related to the Privacy Litigation class action settlement. See Part I, Item 3 “—Legal Proceedings—Privacy Litigation.”
(2)

For the twelve months ended December 31, 2011, non-operating income and expense included $126.4 million of interest expense and, as a result of refinancing our senior secured credit facility in February 2011, a $9.5 million prepayment premium and $49.8 million write-off of unamortized loan costs incurred in connection with financing the Change in Control Transaction in June 2010. For the twelve months ended December 31, 2010, non-operating income and expense included $90.1 million of interest expense, $28.7 million of acquisition fees and $20.5 million of loan fees, primarily related to the Change in Control Transaction. See Note 2, “Change in Control,” of our audited consolidated financial statements appearing elsewhere in this report for further information about the impact of the Change in Control Transaction. See Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report for further information about interest expense and the refinancing.

(3)

The decrease in total assets and stockholders’ equity at December 31, 2010, reflects the impact of the Change in Control Transaction. The decrease in total assets and stockholders’ equity at December 31, 2009, reflects the stock repurchase of approximately $900 million in December 2009. For total assets, this decrease was partially offset by loan proceeds of approximately $600 million received throughout 2009. The decrease in total assets and stockholders’ equity at December 31, 2008, reflects the stock repurchase of approximately $400 million in November 2008. See Note 2, “Change in Control,” Note 13, “Debt,” and Note 14, “Earnings Per Share,” of our audited consolidated financial statements appearing elsewhere in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with Part II, Item 6, “Selected Financial Data,” Part I, Item 1A, “Risk Factors,” and our audited consolidated financial statements appearing elsewhere in this report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

Overview

We are a leading global provider of information and risk management solutions. We provide these solutions to businesses across multiple industries and to individual consumers. Our technology and services enable businesses to make more timely and informed credit granting, risk management, underwriting, fraud protection and customer acquisition decisions by delivering high quality data, integrated with advanced analytics and enhanced decision-making capabilities. Our interactive website provides consumers with real-time access to their personal credit information and analytical tools that help them understand and proactively manage their personal finances. Over a million unique consumers visit our website each month. We have operations in the United States, Africa, Canada, Latin America, Asia Pacific and India and provide services in 25 countries. Since our founding in 1968, we have built a stable and highly diversified customer base of approximately 45,000 businesses in multiple industries, including financial services, insurance, healthcare, automotive, retail and communications.

We generate revenues primarily from the sale of credit reports, credit marketing services, portfolio reviews and other credit-related services to qualified businesses both in the U.S. and internationally through direct and indirect channels. We maintain long-standing relationships with many of our largest customers, including relationships of over ten years with each of our top ten global financial services customers. We attribute the length of our customer relationships to the critical nature of the services we provide, our consistency and reliability, and our innovative and collaborative approach to developing integrated solutions that meet our customers’ continually changing needs. We also generate revenues by providing subscription-based interactive services to consumers that help them understand and manage their personal finances and that protect them from identity theft.

Recent Developments

On February 17, 2012, the Company entered into the Merger Agreement with Acquisition Co and Spartan Acquisition Sub Inc., entities formed by affiliates of Advent and GSCP, pursuant to which Acquisition Co will acquire 100% of the outstanding common stock of the Company. Pursuant to the Merger Agreement, the aggregate purchase price for the outstanding common stock and options to purchase common stock of the Company will be approximately $1.685 billion, plus the assumption (or replacement) of existing debt. In connection with the Merger Agreement, all existing stockholders of the Company will be entitled to receive cash consideration for their shares, and all existing optionholders will be entitled to receive cash consideration based on the value of their options. It is currently contemplated that certain management stockholders may continue to hold equity interests in the Company (or Acquisition Co) following the closing of the transactions contemplated by the Merger Agreement. The transactions contemplated by the Merger Agreement are expected to close late first quarter or early second quarter of 2012, subject to the satisfaction or waiver of conditions specified in the Merger Agreement, including the expiration or termination of certain waiting periods, or the receipt of clearance, as required, under applicable competition laws. The Merger Agreement contains certain termination rights for Acquisition Co, on the one hand, and the Company, on the other, and further provides that, upon termination of the Merger Agreement under specified circumstances, Acquisition Co would be required to pay the Company a termination fee in varying amounts, depending on the circumstances that resulted in the termination. See also Part II, Item 9B, “Other Information.”

Segments

We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”), International and Interactive.

•

USIS provides consumer reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. In this segment, we intend to continue to focus on expansion into underpenetrated and growth industries, such as insurance and healthcare, and the introduction of innovative and differentiated solutions in the financial services and other industries.

•

International provides services similar to our USIS and Interactive segments in several countries outside the United States. We believe our International segment represents a significant opportunity for growth as many of the countries in which we operate, such as India, Mexico and Brazil, continue to develop their economies and credit markets. We also seek to enter into and develop our business in new geographies.

•

Interactive provides primarily subscription-based services to consumers, including credit reports, credit scores and credit and identity monitoring. As the U.S. economy continues to stabilize and improve, and consumer borrowing activity and concerns over identity theft continue to increase, we expect our Interactive segment to grow and represent an increasing portion of our overall revenue.

In addition, certain costs, such as shared services, that are not directly attributable to one or more of our operating segments are reported as corporate expenses. These expenses typically relate to enterprise-level functions and are primarily administrative in nature.

Factors Affecting Our Results of Operations

The following are certain key factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. The economic downturn that began impacting our business in 2008 resulted in reduced revenues across all of our segments due to lower credit activity and to lower demand for our services. During the latter half of 2010 and all of 2011, in the United States and other markets, we saw some signs of improved economic conditions and increased market stabilization. In the United States, we also saw a continuing gradual improvement in the consumer lending market, including mortgage refinancings, as long-term mortgage rates continued to drop, and an increase in demand for our credit marketing services. These factors helped drive improved financial results in all of our segments since mid-year 2010. The economic and market improvements, however were tempered by continuing consumer uncertainty as concerns over high unemployment and a stagnant housing market have pressured growth in our businesses.

Our revenues are also significantly influenced by industry trends, including the demand for the credit-related, healthcare, insurance and other services we offer. Companies increasingly rely on data and analytics to make more informed decisions, operate their businesses more effectively and manage risk. Similarly, consumers seek information to help them understand and proactively manage their personal finances and to better protect themselves against identity theft. We expect that increased demand for targeted data and sophisticated analytical tools will drive revenue growth in all of our segments.

Acquisitions and Partnerships

We selectively evaluate and consider acquisitions and partnerships as a means of expanding our business and international footprint and entering into new markets.

•

On December 28, 2011, we acquired an 80% ownership interest in Crivo Sistemas em Informatica S.A. (“Crivo”), a Brazilian company. Crivo provides software and services to companies in Brazil to help them make credit, risk and fraud-related decisions. The results of operations of Crivo, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•

On December 20, 2011, we acquired an additional 7.51% ownership interest in Credit Information Bureau (India) Limited (“CIBIL”), bringing our total ownership to 27.5%. On April 18, 2010, we acquired an additional 9.99% ownership interest in CIBIL, which brought our total ownership at that time to 19.99%.

•

On October 13, 2011, we acquired a 100% ownership interest in Financial Healthcare Systems, LLC (“FHS”), a Colorado limited liability company. FHS provides software-as-a-service solutions to the healthcare industry that helps healthcare providers inform patients about their out-of-pocket costs prior to providing healthcare services. The results of operations of FHS, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•

On April 14, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary, TransUnion Analytic and Decision Services (Proprietary) Limited, from the minority shareholders. As a result of this acquisition, we will no longer record net income attributable to non-controlling interests for this subsidiary.

•

On August 1, 2010, we acquired a 51% ownership interest in Databusiness S.A., our Chile subsidiary (“Chile”). The results of operations of Chile have been included as part of the International segment in our consolidated statements of income since the date of the acquisition.

•

On December 31, 2009, we acquired a 100% ownership interest in MedData Health LLC (“MedData”). MedData is a leading provider of healthcare information and data solutions for hospitals, physician practices and insurance companies. The results of operations of MedData have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

We continue to look at a number of strategic acquisitions and partnerships in the healthcare, insurance, international and other markets consistent with our growth objective.

Change in Control Transaction

On June 15, 2010, MDCPVI TU Holdings, LLC, an entity beneficially owned by affiliates of Madison Dearborn Partners, LLC, acquired 51.0% of our outstanding common stock. We refer to this transaction and the related financing transactions collectively as the Change in Control Transaction. See Note 2, “Change in Control,” of our audited consolidated financial statements appearing elsewhere in this report for additional information. In connection with the Change in Control Transaction we incurred the following debt, the proceeds of which we used, among other things, to repay certain of our outstanding debt and to fund the Interim Merger that was part of the Change in Control Transaction:

•

borrowings of $965.0 million under our new $1,150.0 million senior secured credit facility entered into on June 15, 2010 (the terms of which were subsequently amended and restated on February 10, 2011), which consisted of $950.0 million of borrowings under a senior secured term loan and $15.0 million of borrowings under a $200.0 million senior secured revolving line of credit;

•	the issuance of $645.0 million aggregate principal amount of senior notes; and

•	borrowings of approximately $16.7 million under the foreign cash loan (the “RFC loan”) from Pritzker family business interests.

Our interest expense has increased significantly and, with our current level of debt, is expected to be approximately $120 million annually for the next several years. As of December 31, 2011, $942.9 million of our debt, or 59% of our total outstanding debt of $1,601.2 million, was variable-rate debt. All of our variable-rate debt was borrowed under our senior secured term loan. If market interest rates increase, the debt service obligations on our variable-rate debt could also increase causing a decrease in net income, even if the amount borrowed remains the same. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.” Our substantial indebtedness may make it difficult for us to satisfy our financial obligations or limit our ability to borrow additional funds or use our cash flow for future working capital, capital expenditures, acquisitions or other general business purposes. As a result, our substantial indebtedness could limit our flexibility to plan for, or react to, changes in our business and industry and place us at a competitive disadvantage compared to less leveraged competitors, which could increase our vulnerability to the impact of adverse economic and industry conditions.

Our senior secured credit facility and the indenture governing our senior notes also contain various covenants and restrictions, including restrictions on dividends, investments, indebtedness, liens, dispositions, future borrowings and other limitations. A breach of any of these covenants would limit our ability to borrow funds under our senior secured revolving line of credit and could result in a default under the senior secured credit facility or the senior notes. Upon the occurrence of an event of default under our senior secured credit facility or our senior notes, the lenders or the holders of our senior notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable, and the lenders could terminate all commitments to extend further credit under our secured credit facility. At December 31, 2011, we were in compliance with all of these covenants.

See Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report, Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We have a substantial amount of indebtedness, which could adversely affect our financial position,” and “Risk Factors—Risks Related to Our Business—Covenants in our debt agreements restrict our business in many ways.”

In addition, we recognized expense of $21.4 million for accelerated stock-based compensation and related expenses, $27.8 million of acquisition fees and $18.9 million of loan fees in 2010 in connection with the Change in Control Transaction.

2011 Debt Refinancing

In the first quarter 2011, we refinanced our senior secured credit facility, which resulted in a $59.3 million loss on the early extinguishment of debt, including a write-off of unamortized deferred financing fees of $49.8 million and a prepayment premium of $9.5 million.

Key Components of Our Results of Operations

Revenue

We derive revenue in our USIS segment from three operating platforms: Online Data Services, Credit Marketing Services and Decision Services. Revenue in Online Data Services is driven primarily by the volume of credit reports that our customers purchase. Revenue in Credit Marketing Services is driven primarily by demand for customer acquisition and portfolio review services. Revenue in Decision Services is driven primarily by demand for services that provide our customers with online, real-time, automated decisions at the point of consumer interaction.

We report our International segment revenue in two categories: developed markets and emerging markets. Our developed markets are Canada, Hong Kong and Puerto Rico. Our emerging markets include Africa, Latin America, Asia Pacific and India.

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

Selling, General and Administrative

Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and the occupancy and facilities expense of these functions.

Non-Operating Income and Expense

Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments and other non-operating income and expenses.

Results of Operations—Twelve Months Ended December 31, 2011, 2010 and 2009

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, cash provided by operating activities and capital expenditures and the non-GAAP measure of Adjusted EBITDA. For the twelve months ended December 31, 2011, 2010 and 2009, these key indicators, and the reconciliation of Adjusted EBITDA to net income attributable to TransUnion Corp., its most closely comparable GAAP measure, were as follows:

				Change
	Twelve months ended December 31,			2011 vs. 2010		2010 vs. 2009
(dollars in millions)	2011	2010	2009	$	%	$	%
Revenue	$1,024.0	$956.5	$924.8	$67.5	7.1%	$31.7	3.4%
Reconciliation of net income attributable to TransUnion Corp. to Adjusted EBITDA:
Net income attributable to TransUnion Corp.	40.8	36.6	125.4	4.2	11.5%	(88.8)	(70.8)%
Discontinued operations	0.5	(8.2)	(1.2)	8.7	nm	(7.0)	nm

Net income from continuing operations attributable to TransUnion Corp.	$41.3	$28.4	$124.2	$12.9	45.4%	$(95.8)	(77.1)%
Net interest expense	125.7	89.1	—	36.6	41.1%	89.1	nm
Income tax provision	17.8	46.3	73.4	(28.5)	(61.6)%	(27.1)	(36.9)%
Depreciation and amortization	85.3	81.6	81.6	3.7	4.5%	—	—
Stock-based compensation	4.6	10.8	16.1	(6.2)	(57.4)%	(5.3)	(32.9)%
Other (income) and expense(1)	71.8	52.9	4.5	18.9	35.7%	48.4	nm
Adjustments(2)	6.3	17.5	—	(11.2)	(64.0)%	17.5	nm

Adjusted EBITDA(3)	$352.8	$326.6	$299.8	$26.2	8.0%	$26.8	8.9%

Other metrics:
Cash provided by operating activities of continuing operations	$204.5	$204.6	$251.8	$(0.1)	—%	$(47.2)	(18.7)%
Cash paid for capital expenditures(4)	$74.0	$46.8	$56.3	$27.2	58.1%	$(9.5)	(16.9)%

(1)

Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the twelve months ended December 31, 2011, other income and expense included a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility in February 2011, and $12.5 million of other income and expense. See Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report for further information about the refinancing. For the twelve months ended December 31, 2010, other income and expense included $28.7 million of acquisition fees, an $11.0 million loss on the early extinguishment of debt and $10.0 million of loan fees, all primarily related to the Change in Control Transaction, and $3.2 million of other income and expense. See Note 2, “Change in Control,” of our audited consolidated financial statements appearing elsewhere in this report for further information about the impact of the Change in Control Transaction.

(2)

For the twelve months ended December 31, 2011, adjustments included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. Both of these expenses were recorded in our USIS segment. For the twelve months ended December 31, 2010, adjustments included a $3.9 million nonrecurring gain on the trade in of mainframe computers recorded in our USIS segment and $21.4 million of accelerated stock-based compensation and related expenses resulting from the Change in Control

Transaction that were recorded in each segment and in Corporate as follows: USIS $12.2 million;

International $2.6 million; Interactive $1.2 million; and Corporate $5.4 million. See Note 2, “Change in Control,” and Note 16, “Stock-Based Compensation,” of our audited consolidated financial statements appearing elsewhere in this report for further information about the impact of the Change in Control Transaction.
(3)

Adjusted EBITDA is a non-GAAP measure. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation or certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. The annual variable compensation for certain members of our management is based in part on Adjusted EBITDA. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to operating income or net income as an indicator of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion Corp. The reconciliation of Adjusted EBITDA to net income attributable to TransUnion Corp. is included in the table above.

(4)	Capital expenditures for the twelve months ended December 31, 2011, included $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010.

Revenue

For 2011, revenue increased $67.5 million compared to 2010, due to organic growth in all of our segments, recent acquisitions and strengthening foreign currencies in our International segment. For 2010, total revenue increased $31.7 million compared to 2009, due to an increase in our customers’ credit marketing programs, our acquisitions, organic growth and strengthening foreign currencies in our International segment. Revenue by segment and a more detailed explanation of revenue within each segment follows:

				Change
	Twelve months ended December 31,			2011 vs. 2010		2010 vs. 2009
(dollars in millions)	2011	2010	2009	$	%	$	%
U.S. Information Services:
Online Data Services	$451.2	$438.2	$458.6	$13.0	3.0%	$(20.4)	(4.4)%
Credit Marketing Services	127.1	120.3	115.4	6.8	5.7%	4.9	4.2%
Decision Services	81.8	77.5	53.5	4.3	5.5%	24.0	44.9%

Total U.S. Information Services	$660.1	$636.0	$627.5	$24.1	3.8%	$8.5	1.4%
International:
Developed Markets	$88.9	$86.5	$79.4	$2.4	2.8%	$7.1	8.9%
Emerging Markets	127.2	109.3	90.7	17.9	16.4%	18.6	20.5%

Total International	$216.1	$195.8	$170.1	$20.3	10.4%	$25.7	15.1%
Interactive	$147.8	$124.7	$127.2	$23.1	18.5%	$(2.5)	(2.0)%

Total revenue	$1,024.0	$956.5	$924.8	$67.5	7.1%	$31.7	3.4%

USIS Segment

For 2011, USIS revenue increased $24.1 million compared to 2010, primarily due to an increase in Online Data Services unit volume that began in the second half of 2010 and continued throughout 2011, growth of our customers’ credit marketing programs, especially during the first six months of 2011, and growth of our healthcare business. For 2010, USIS revenue increased $8.5 million compared to 2009, due to an increase in our customers’ credit marketing programs and the inclusion of revenue from the MedData acquisition, partially offset by unfavorable conditions in the consumer credit markets.

Online Data Services. Online credit report unit volume increased 3.9% in 2011 and decreased 1.7% in 2010. For 2011, the increase was primarily driven by increases in online data volume in the financial services market as conditions in the consumer credit market improved contributing to a revenue increase of $13.0 million. For 2010, decreases in volume in the financial services market, driven by unfavorable conditions in the consumer credit markets, were partially offset by increases in volume in the insurance market, resulting in a revenue decrease of $20.4 million.

Credit Marketing Services. For 2011 and 2010, Credit Marketing Services revenue increased $6.8 million and $4.9 million, respectively. Overall requests for Credit Marketing Services increased due to an increase in demand for custom data sets and archive information, for both customer acquisition and portfolio review services, as our customers’ increased their credit marketing programs beginning in the third quarter of 2010.

Decision Services. For 2011, revenue increased $4.3 million, primarily due to an increase in insurance eligibility verification revenue in our healthcare market and $1.3 million of revenue from our FHS acquisition. For 2010, $19.8 million of revenue from our acquisition of MedData and an increase in demand for other Decision Services resulted in an increase in revenue of $24.0 million.

International Segment

For 2011, International revenue increased $20.3 million, or 10.4%, compared to 2010. Of this increase, 2.3% was due to the impact of strengthening foreign currencies and 2.6% was due to our acquisition in Chile, with the remainder due to higher revenue from increased volumes in most countries. For 2010, International revenue increased $25.7 million, or 15.1%, compared to 2009. Of this increase, 8.3% was due to the impact of strengthening foreign currencies and 1.7% was due to our acquisition in Chile, with the remainder due to higher revenue from increased volumes in most countries. For 2010, International revenue included only five months of revenue for our acquisition in Chile on August 1, 2010.

Developed Markets. For 2011, developed markets revenue increased $2.4 million, or 2.8%, compared to 2010. An increase due to the impact of strengthening foreign currencies of 3.4%, primarily the Canadian dollar, and higher revenue from increased volume in Hong Kong were partially offset by lower revenue from decreased volume in Canada. For 2010, developed markets revenue increased $7.1 million, or 8.9%, compared to 2009. Of this increase, 6.1% was due to the impact of strengthening foreign currencies, primarily the Canadian dollar, with the remainder due to higher revenue from increased volumes in all countries.

Emerging Markets. For 2011, emerging markets revenue increased $17.9 million, or 16.4%, compared to 2010. Of this increase, 1.2% was due to the impact of strengthening foreign currencies, primarily the South African rand, and 4.7% was due to our acquisition in Chile, with the remainder due to higher revenue from increased volumes in all regions. For 2010, emerging markets revenue increased $18.6 million, or 20.5%, compared to 2009. Of this increase, 10.3% was due to the impact of strengthening foreign currencies, primarily the South African rand, and 3.3% was due to our acquisition in Chile, with the remainder due to higher revenue from increased volumes in most regions. For 2010, emerging markets revenue included only five months of revenue for our acquisition in Chile on August 1, 2010. In 2011 and 2010, approximately 71% and 76%, respectively, of the emerging markets revenue was from South Africa.

Interactive Segment

For 2011, Interactive revenue increased $23.1 million compared to 2010, due to an increase in the average number of subscribers in both our direct and indirect channels. For 2010, Interactive revenue decreased $2.5 million compared to 2009, due to an FTC rule that limits the way our industry is permitted to market services to individuals, partially offset by an increase in the average number of subscribers.

Operating Expenses

For 2011, total operating expenses increased $30.9 million compared to 2010, primarily due to an increase in labor and product costs, the inclusion of costs from our Chile and FHS operations, certain charges in our USIS segment as discussed below, and the impact of strengthening foreign currencies, partially offset by lower stock-based compensation expense. For 2010, total operating expenses increased $20.0 million compared to 2009, due to $20.7 million of stock-based compensation expense resulting from the Change in Control Transaction, $18.9 million of costs related to the MedData acquisition, and $9.8 million from the impact of strengthening foreign currencies in our International segment, partially offset by cost reductions from our Operational Excellence program, which is aimed at creating a long-term competitive and efficient cost structure.

				Change
	Twelve months ended December 31,			2011 vs. 2010		2010 vs. 2009
(dollars in millions)	2011	2010	2009	$	%	$	%
Cost of services	$421.5	$395.8	$404.2	$25.7	6.5%	$(8.4)	(2.1)%
Selling, general and administrative	264.5	263.0	234.6	1.5	0.6%	28.4	12.1%
Depreciation and amortization	85.3	81.6	81.6	3.7	4.5%	—	—

Total operating expenses	$771.3	$740.4	$720.4	$30.9	4.2%	$20.0	2.8%

Cost of Services

For 2011, cost of services increased $25.7 million compared to 2010. Royalty, data and other product costs increased $13.5 million as a result of the increased volume across all segments. Labor-related costs, excluding stock-based compensation, increased $10.5 million, primarily in our USIS and International segments. These labor-related increases were primarily due to increases in variable compensation costs resulting from the increase in revenue and expansion costs as we entered new markets. The labor, royalty and data cost increases also included the impact of strengthening foreign currencies. Cost of services for 2011 also included a $3.6 million fee for the early termination of an outsourcing vendor contract and a $2.7 million software impairment and related restructuring charge. Cost of services for 2010 included a $3.9 million nonrecurring gain on the trade in of mainframe computers recorded in our USIS segment. These increases were partially offset by a decrease in our recurring stock-based compensation expense due to a change in our stock-based compensation program and a one-time $8.0 million charge for additional stock-based compensation and related expense incurred in 2010 as a result of the Change in Control Transaction.

For 2010, cost of services decreased $8.4 million compared to 2009, due to a reduction in data center maintenance costs in our USIS segment resulting from the renegotiation of our data center maintenance agreement, a reduction in royalty costs in our USIS and International segments due to the resolution of a contract dispute and a nonrecurring gain on the trade in of computer hardware in our USIS segment, partially offset by the inclusion of $6.4 million of costs related to our MedData acquisition in our USIS segment, $8.0 million of additional stock-based compensation and related expenses resulting from the Change in Control Transaction, and the impact of strengthening foreign currencies in our International segment.

Selling, General and Administrative

For 2011, selling, general and administrative costs increased $1.5 million compared to 2010. Labor-related costs, excluding stock-based compensation, increased $9.3 million, primarily in our USIS and International segments and Corporate. This increase was primarily due to increases in variable compensation as a result of the increase in revenue and additional costs due to expansion into new markets, as well as the impact of strengthening foreign currencies. The increase in labor-related costs was partially offset by a decrease in stock-based compensation due to a change in our recurring stock-based compensation program and a one-time $13.4 million charge for additional stock-based compensation and related expense incurred in 2010 as a result of the Change in Control Transaction.

For 2010, selling, general and administrative costs increased $28.4 million compared to 2009, due to $13.4 million of additional stock-based compensation and related expense resulting from the Change in Control Transaction, the inclusion of $8.1 million of costs related to our MedData acquisition in our USIS segment, an increase in labor costs in our USIS and International segments as we continued to invest for future growth, the impact of strengthening foreign currencies in our International segment and an increase in advertising expense in our Interactive segment, partially offset by reductions from other cost management initiatives.

Operating Income and Operating Margins

				Change
	Twelve months ended December 31,			2011 vs. 2010		2010 vs. 2009
(dollars in millions)	2011	2010	2009	$	%(3)	$	%(3)
Operating income:
U.S. Information Services(1)(2)	$185.8	$177.1	$164.2	$8.7	4.9%	$12.9	7.9%
International(1) (2)	66.7	62.7	55.8	4.0	6.4%	6.9	12.4%
Interactive(1)	56.5	37.7	46.4	18.8	49.9%	(8.7)	(18.8)%
Corporate(1) (2)	(56.3)	(61.4)	(62.0)	5.1	8.3%	0.6	1.0%

Total operating income(1) (2)	$252.7	$216.1	$204.4	$36.6	16.9%	$11.7	5.7%

Operating margin:
U.S. Information Services	28.1%	27.8%	26.2%		0.3%		1.6%
International	30.9%	32.0%	32.8%		(1.1)%		(0.8)%
Interactive	38.2%	30.2%	36.5%		8.0%		(6.3)%
Total operating margin	24.7%	22.6%	22.1%		2.1%		0.5%

(1)

For 2011, operating income included a $3.6 million fee for the early termination of an outsourcing vendor contract and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. Both of these expenses were recorded in our USIS segment. For 2010, operating income included a $3.9 million nonrecurring gain on the trade in of mainframe computers recorded in our USIS segment and $21.4 million of accelerated stock-based compensation and related expenses resulting from the Change in Control Transaction that were recorded in each segment and Corporate as follows: USIS $12.2 million; International $2.6 million; Interactive $1.2 million; and Corporate $5.4 million.

(2)

For 2010, a $2.2 million legal settlement with a global vendor impacted segment and corporate operating income as follows: USIS a $1.9 million increase; International a $2.2 million increase; and Corporate a $1.9 million decrease.

(3)	When comparing changes for margins, variance changes are based on a “basis point” change.

For 2011, consolidated operating income increased $36.6 million and operating margin increased by 210 basis points compared to 2010, due to the increase in revenue partially offset by the increase in operating expenses as discussed above. Margins for the USIS segment increased due to the increase in revenue and decrease in stock-based compensation, partially offset by an increase in labor and litigation costs and the impact of the early termination fee and the impairment charge discussed above. Margins for the International segment decreased due to increases in labor and product cost, partially offset by the increase in revenue. Margins for the Interactive segment increased due to the increase in revenue.

For 2010, consolidated operating income increased $11.7 million and operating margin increased by 50 basis points compared to 2009, due to the increase in revenue, partially offset by the increased stock-based compensation expense resulting from the Change in Control Transaction. Margins for the USIS segment increased due to the increase in revenue and decrease in royalty and data center maintenance costs and the nonrecurring gain on the trade in of computer hardware partially offset by an increase in stock-based compensation and other labor-related costs. Margins for the International segment decreased due to an increase in labor costs, including stock-based compensation, as we continued to invest for future growth, partially offset by the increase in revenue. Margins for the Interactive segment decreased due to the decrease in revenue and increase in advertising expense.

Non-Operating Income and Expense

	Twelve months ended December 31,			$ Change
(in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Interest expense	$(126.4)	$(90.1)	$(4.0)	$(36.3)	$(86.1)
Interest income	0.7	1.0	4.0	(0.3)	(3.0)
Other income and expense, net:
Loan fees	(60.9)	(21.6)	(0.3)	(39.3)	(21.3)
Acquisition fees	(8.5)	(28.7)	(3.4)	20.2	(25.3)
Earnings from equity method investments	11.4	8.4	5.3	3.0	3.1
Loss on sale of investments	—	(2.1)	—	2.1	(2.1)
Dividends from cost method investments	0.6	0.5	0.4	0.1	0.1
Other	(2.5)	(0.5)	(0.7)	(2.0)	0.2

Total other income and expense, net	(59.9)	(44.0)	1.3	(15.9)	(45.3)

Non-operating income and expense	$(185.6)	$(133.1)	$1.3	$(52.5)	$(134.4)

Other income and expense, net, was significantly impacted by the Change in Control Transaction in June 2010 and by the transaction in February 2011 to refinance our senior secured credit facility to take advantage of lower interest rates and more flexible terms. See Note 2, “Change in Control,” and Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report for additional information about these transactions.

For 2011, interest expense increased $36.3 million compared to 2010, due to a full year’s interest expense in 2011 compared to a partial year’s interest expense in 2010 with respect to debt incurred to finance the Change in Control Transaction in June 2010. For 2010, interest expense increased $86.1 million compared to 2009, due to the new debt incurred to finance the Change in Control Transaction.

For 2010, interest income decreased $3.0 million compared to 2009, due to falling interest rates and a lower balance of investable funds. The decrease in investable funds was due to cash used for the stock repurchases made during the fourth quarter of 2009 as discussed in Note 14, “Earnings Per Share,” of our audited consolidated financial statements appearing elsewhere in this report, and cash used to fund the Change in Control Transaction.

For 2011, loan fees included a $59.3 million loss on the early extinguishment of debt, consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility, $1.0 million of unused revolving line of credit fees, $0.3 million of amortization of deferred financing fees related to the revolving line of credit and $0.3 million of other loan fees. For 2010, loan fees included a $10.0 million fee for the lender’s commitment to provide a bridge loan for the Change in Control Transaction that we did not utilize, $8.9 million of previously unamortized deferred financing fees related to the senior unsecured credit facility that was repaid as part of the Change in Control Transaction, and $2.7 million of commitment fees and amortization of deferred financing fees related to the undrawn portion of the lines of credit that were outstanding during 2010.

Acquisition fees represent costs we have incurred for various acquisition-related efforts. For 2011, acquisition fees of $8.5 million included fees related to our acquisition of FHS and Crivo as discussed in Note 19, “Business Acquisitions,” of our audited consolidated financial statements appearing elsewhere in this report as well as fees related to unsuccessful acquisition activity. For 2010, acquisition fees of $28.7 million were primarily due to transaction fees for the Change in Control Transaction. For 2009, acquisition fees of $3.4 million were primarily due to the acquisition of MedData as discussed in Note 19, “Business Acquisitions,” of our audited consolidated financial statements appearing elsewhere in this report.

For 2011, earnings from equity method investments increased $3.0 million compared to 2010, primarily due to an increase in the net income of our Mexico affiliate. For 2010, earnings from equity method investments increased $3.1 million compared to 2009, primarily due to an increase in the net income of our Mexico affiliate and a switch from the cost method of accounting to the equity method of accounting for our India affiliate due to our acquisition of additional shares in this affiliate in 2010.

For 2010, the $2.1 million loss on sale of investments was due to a loss realized on the settlement of the swap instruments we held as an interest rate hedge on our old senior unsecured credit facility that was repaid in connection with the Change in Control Transaction.

Provision for Income Taxes

(dollars in millions)	2011		2010		2009
Income taxes at 35% statutory rate	$23.5	35.0%	$29.0	35.0%	$71.8	35.0%
Increase (decrease) resulting from:
State taxes net of federal income tax benefit	(0.4)	(0.6)%	(1.6)	(2.0)%	1.8	0.9%
Foreign rate differential	(3.9)	(5.8)%	(0.2)	(0.2)%	(2.1)	(1.1)%
Nondeductible Change in Control Transaction expenses	(4.5)	(6.7)%	9.5	11.4%	—	—
Impact of foreign dividends and foreign tax credits	2.0	3.0%	7.8	9.4%	2.1	1.0%
Other	1.1	1.6%	1.8	2.2%	(0.2)	(0.1)%

Total	$17.8	26.5%	$46.3	55.8%	$73.4	35.7%

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

For 2011, the effective tax rate of 26.5% was lower than the U.S. federal statutory rate of 35% primarily due to the additional tax-deductible transaction costs resulting from our analysis of the Change in Control Transaction fees and lower tax rates in foreign countries, primarily Canada and Puerto Rico, partially offset by the impact of foreign dividends and limited foreign tax credits.

For 2010, the effective tax rate of 55.8% was higher than the statutory rate primarily due to the nondeductible expenses related to the Change in Control Transaction and the limitation on foreign tax credits.

Discontinued Operations, Net of Tax

				Change
	Twelve months ended December 31,			2011 vs. 2010	2010 vs. 2009
(in millions)	2011	2010	2009	$	$
Discontinued operations, net of tax	$(0.5)	$8.2	$1.2	$(8.7)	$7.0

During the first quarter of 2010, we completed the sale of the remaining business comprising our real estate services business. During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders. We will have no significant ongoing relationship with either of these businesses.

Revenue for the discontinued real estate services operations was $3.7 million in 2010 and $18.8 million in 2009. The net loss from discontinued operations for 2011 of $0.5 million was a result of expenses incurred to wind down these operations. Net income from these discontinued operations for 2010 included an operating loss of $2.7 million and a gain on the final disposal of the business of $5.2 million. Net income from these discontinued operations included operating income of $1.5 million in 2009.

Revenue for the discontinued South Africa collection business was $1.3 million in 2010 and $4.2 million in 2009. Net income from these discontinued operations included income of $5.7 million in 2010 and losses of $0.3 million in 2009. The 2010 net income included an operating loss of less than $0.1 million and a gain of $3.7 million, $5.7 million after tax benefit, on the final disposal of this business.

See Note 20, “Discontinued Operations,” of our audited consolidated financial statements appearing elsewhere in this report.

Significant Changes in Assets and Liabilities

Our balance sheet at December 31, 2011, as compared to December 31, 2010, was impacted by the following:

•

Deferred financing fees included in other current assets decreased $6.6 million from year end 2010, primarily due to the refinancing of our senior secured credit facility as discussed in Note 3, “Other Current Assets,” and Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report.

•

Deferred financing fees included in other assets decreased $36.1 million from year end 2010, primarily due to the refinancing of our senior secured credit facility as discussed in Note 8, “Other Assets,” and Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report.

•

Goodwill increased $51.5 million from year end 2010, primarily due to our acquisitions of FHS and Crivo as discussed in Note 19, “Business Acquisitions” of our audited consolidated financial statements appearing elsewhere in this report.

•

Other intangibles, net, increased $19.5 million from year end 2010, primarily due to our acquisitions of FHS and Crivo as discussed in Note 19, “Business Acquisitions” of our audited consolidated financial statements appearing elsewhere in this report.

•

Other liabilities increased $14.3 million from year end 2010, primarily due to an increase in deferred income taxes as a result of deferred taxes recorded in connection with an acquisition, 100% accelerated depreciation, goodwill amortization and the payout of deferred compensation.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under our senior secured revolving line of credit will be sufficient to finance our liquidity requirements for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.

Cash and cash equivalents totaled $107.8 million at December 31, 2011, of which $68.5 million was held outside the United States. Cash and cash equivalents totaled $131.2 million at December 31, 2010, of which $48.3 million was held outside the United States. The funds held outside the United States are intended to be permanently reinvested in operations outside of the United States and are not needed to fund our current or expected domestic operations. Repatriation of these foreign amounts would result in the accrual and payment of additional U.S. tax. As of December 31, 2011, we had no outstanding borrowings under our senior secured revolving line of credit and could borrow up to the full amount. Beginning in 2013, under the senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report for additional information.

Sources and Uses of Cash

	Twelve Months Ended December 31,			2011 vs. 2010	2010 vs. 2009
(dollars in millions)	2011	2010	2009	Change	Change
Cash provided by operating activities of continuing operations	$204.5	$204.6	$251.8	$(0.1)	$(47.2)
Cash used in operating activities of discontinued operations	(1.3)	(4.2)	(7.5)	2.9	3.3
Cash (used in) provided by investing activities	(181.6)	70.4	(134.7)	(252.0)	205.1
Cash used in financing activities	(41.2)	(290.5)	(337.3)	249.3	46.8
Effect of exchange rate changes on cash and cash equivalents	(3.8)	1.8	4.0	(5.6)	(2.2)

Net change in cash and cash equivalents	$(23.4)	$(17.9)	$(223.7)	$(5.5)	$205.8

Operating Activities

Cash provided by operating activities decreased $0.1 million in 2011, from $204.6 million in 2010 to $204.5 million in 2011. Cash flows for additional interest expense paid on our debt were offset by higher cash flows from operating income. Cash provided by operating activities decreased $47.2 million in 2010, from $251.8 million in 2009 to $204.6 million in 2010. The decrease was primarily due to additional interest expense paid on our debt and an increase in accounts receivable, partially offset by a decrease in cash taxes paid.

Investing Activities

Cash used in investing activities increased $252.0 million, from a source of cash of $70.4 million in 2010 to a use of cash of $181.6 million in 2011. The increase in cash used was primarily due to an increase in cash paid for our acquisitions, lower net proceeds from the sale of our securities and increased capital expenditures. Cash provided by investing activities increased $205.1 million in 2010, from a use of cash of $134.7 million in 2009 to a source of cash of $70.4 million in 2010. The increase was due to an increase in the proceeds from the sale of available-for-sale securities, a decrease in acquisitions and purchases of noncontrolling interests, an increase in proceeds from the sale of the assets of discontinued operations and a decrease in capital expenditures.

Financing Activities

Cash used in financing activities decreased $249.3 million, from $290.5 million in 2010 to $41.2 million in 2011. The decrease in cash used was primarily due to the net cash used to finance the Change in Control Transaction in 2010. Cash used in financing activities decreased $46.8 million in 2010, from $337.3 million in 2009 to $290.5 million in 2010. The decrease was primarily because we used more cash on hand to fund the 2009 stock repurchase than we used to finance our recapitalization in connection with the Change in Control Transaction.

Capital Expenditures

	Twelve Months Ended December 31,
(dollars in millions)	2011	2010	2009
Cash capital expenditures	$74.0	$46.8	$56.3

We make capital expenditures to grow our business by developing new and enhanced capabilities, to increase our effectiveness and efficiency and to reduce risks. Our capital expenditures include product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life.

For 2011, cash paid for capital expenditures increased $27.2 million, from $46.8 million in 2010, to $74.0 million in 2011. The increase included $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010. On an accrual basis, our capital expenditures were $66.9 million in 2011 compared to $65.2 million in 2010. For 2010, cash paid for capital expenditures decreased $9.5 million, from $56.3 million in 2009 to $46.8 million in 2010. On an accrual basis, our capital expenditures were $65.2 million in 2010 compared to $59.2 million in 2009. For 2012, we expect our capital expenditures to be comparable to 2011.

Change in Control

In connection with the Change in Control Transaction, on June 15, 2010, 61.8% of the outstanding shares of TransUnion Corp. common stock converted into the right to receive cash. The Company distributed an aggregate amount of $1,175.2 million to convert these shares and repaid $487.5 million of existing bank debt. Also in connection with the Change in Control Transaction, the Company incurred $1,626.7 million of debt as more fully described below. See Note 2, “Change in Control,” and Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report.

Debt

Senior Secured Credit Facility

In connection with the Change in Control Transaction, on June 15, 2010, we entered into a senior secured credit facility with various lenders. On February 10, 2011, we amended and restated our senior secured credit facility.

The credit facility consists of a seven-year $950.0 million senior secured term loan and a five-year $200.0 million senior secured revolving line of credit, with $25 million expiring June 15, 2015, and $175 million expiring February 10, 2016. Interest rates on the borrowings are based, at our election, on LIBOR or an alternate base rate, subject to a floor, plus an applicable margin based on our senior secured net leverage ratio. There is a commitment fee payable quarterly, based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, which is our principal operating subsidiary, including its investment in subsidiaries. The credit facility contains various restrictive covenants. The restrictive covenants include restrictions on dividends, investments, indebtedness, liens, dispositions, future borrowings and other restricted payments. See Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report. As of December 31, 2011, we were in compliance with all of the loan covenants.

Our senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.50 to 1 through December 31, 2011, 4.25 to 1 from January 1, 2012 through June 30, 2012, and 4.00 to 1 thereafter. Although we were not subject to the covenant at December 31, 2011, because we did not have borrowings outstanding on our senior secured revolving line of credit, our senior secured net leverage ratio as of

December 31, 2011, was 2.24 to 1. The senior secured net leverage ratio is the ratio of consolidated senior secured net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended December 31, 2011, totaled $373.3 million. The difference between Covenant EBITDA and Adjusted EBITDA totaled $20.5 million for the trailing twelve-month period ended December 31, 2011, and consisted of adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

Under the term loan, we are required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. We will also be required to make additional principal payments beginning in 2013, of between zero and fifty percent of the prior year’s excess cash flows with such percentage determined based on the net leverage ratio as of the end of such prior year. Under the revolving line of credit, the first $25 million commitment expires June 15, 2015, and the remaining $175 million commitment expires February 10, 2016. We did not borrow or repay any funds under our revolving line of credit during the twelve months ended December 31, 2011.

Senior Notes

In connection with the Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation sold $645.0 million of senior notes. The senior notes mature on June 15, 2018, and accrue interest at a fixed rate of 11.375% per annum, payable semi-annually. The indenture governing our senior notes contains restrictive covenants, including restrictions on dividends, investments, indebtedness, liens, dispositions, future borrowings and other restricted payments. See Note 13, “Debt,” appearing elsewhere in this report. As of December 31, 2011, we were in compliance with all covenants under the indenture.

On February 17, 2012, Trans Union LLC and TransUnion Financing Corporation commenced a consent solicitation pursuant to which they are soliciting consents from the holders of the outstanding senior notes to approve amendments to the indenture governing the senior notes to modify the definitions of “Investors” and “Permitted Holders” to allow Acquisition Co and its affiliates to collectively acquire 100% of the voting power of the common stock of the Company in the Merger without triggering a “Change of Control” as defined in the Indenture. Adoption of the proposed amendments requires the consent of the holders of at least a majority of the aggregate principal amount of all outstanding senior notes voting as a single class. Trans Union LLC will make cash payments of $2.50 per $1,000 in aggregate principal amount of senior notes held by each holder as of the record date (5:00 p.m., New York City time, on February 16, 2012) who has validly delivered a duly executed consent at or prior to the expiration time and who has not revoked that consent in accordance with the procedures described in the consent solicitation statement, which payment is expected to be made on or promptly after the consummation of the Merger. Trans Union LLC, TransUnion Financing Corporation, the Company, as parent guarantor, the subsidiary guarantors and the trustee intend to execute and deliver a supplemental indenture with respect to the indenture promptly after the receipt of the requisite consents and the proposed amendments will become effective at such time with respect to all holders of senior notes. However, if the Merger is not consummated on or prior to April 30, 2012 (as such date may be extended pursuant to the Merger Agreement), the supplemental indenture will provide that the definition of “Investors” and “Permitted Holders” in the Indenture shall revert to the form in effect prior to the effective time. No payment with respect to the consent will be made if the Merger is not consummated as described herein. The consent solicitation will expire at 5:00 p.m., New York City time, on February 27, 2012. The terms of the consent solicitation are subject to change, and the consent solicitation may be extended or terminated at the option of Trans Union LLC and TransUnion Financing Corporation.

RFC Loan

On June 15, 2010, we borrowed $16.7 million under the RFC loan to finance a portion of the Change in Control Transaction. See Note 2, “Change in Control,” of our audited consolidated financial statements appearing elsewhere in this report. The loan is an unsecured, non-interest bearing note, of which $2.5 million of the $16.7 million borrowed is treated as imputed interest. The loan comes due December 15, 2018, with prepayments of principal due annually based on foreign excess cash flows. Interest expense is calculated under the effective interest method using an imputed interest rate of 11.625%. Based on our current estimate of excess foreign cash flows, we expect to repay this loan during the first quarter of 2012.

Secured Line of Credit

In the first quarter of 2009, we entered into a line of credit agreement with UBS and borrowed $106.4 million, which was equal to the full par value of the auction rate securities held by us at UBS at that time. During 2009, payments totaling $17.3 million were made towards this loan. During 2010, the balance of this loan was repaid in full.

Senior Unsecured Credit Facility and Interest Rate Swap

On November 16, 2009, we entered into a senior unsecured credit facility with JPMorgan Chase Bank, N.A and various lenders and borrowed $500.0 million to fund the purchase of our common stock. On November 19, 2009, we entered into swap agreements with financial institutions that effectively fixed the interest payments on a portion of this loan at 1.53%, plus the applicable margin on the loan. In connection with the Change in Control Transaction, on June 15, 2010, we repaid the remaining balance of our senior unsecured credit facility and cash settled the swap instruments, realizing a $2.1 million loss that was included in other expense.

Effect of Certain Debt Covenants

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

For additional information about our indebtedness, see Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report.

Contractual Obligations

Future minimum payments for noncancelable operating leases, purchase obligations and debt repayments as of December 31, 2011, are payable as follows:

(in millions)	Operating leases	Purchase obligations	Debt repayments	Loan fees and interest payments	Total
2012	$11.0	$134.3	$21.8	$120.0	$287.1
2013	9.0	32.5	10.4	119.4	171.3
2014	7.7	36.1	9.6	119.0	172.4
2015	4.9	22.9	9.5	118.5	155.8
2016	3.9	15.1	9.5	118.2	146.7
Thereafter	9.4	5.8	1,540.4	156.3	1,711.9

Totals	$45.9	$246.7	$1,601.2	$751.4	$2,645.2

Purchase obligations to be repaid in 2012 include $75.1 million of trade accounts payable that were included on the balance sheet as of December 31, 2011. Loan fees and interest payments are estimates based on the interest rates in effect at December 31, 2011, and the contractual principal paydown schedule, excluding any excess cash flow prepayments that may be required. See Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report.

Stock Repurchases

On November 3, 2009, our board of directors approved an offer to purchase up to $900.0 million of stock for cash from our stockholders of record as of November 17, 2009, including Pritzker family business interests. On December 17, 2009, we purchased $900.0 million of our common stock from our stockholders including $897.3 million that was purchased from Pritzker family business interests, at a purchase price of $26.24 per share, which was based on a valuation of our common stock as of November 16, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Application of Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP. The notes to our consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. The following paragraphs describe the accounting policies that require significant judgment and estimates due to inherent uncertainty or complexity.

Goodwill and Indefinite-Lived Intangibles

As of December 31, 2011, our consolidated balance sheet included goodwill of $275.2 million. As of December 31, 2011, we had no other indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets, if any, for impairment on an annual basis, in the fourth quarter, or on an interim basis if an indicator of impairment is present. For goodwill, we compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For other indefinite-lived intangibles, if any, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. We use discounted cash flow techniques to determine the fair value of our reporting units, goodwill and other indefinite-lived intangibles. The discounted cash flow calculation requires a number of significant assumptions, including projections of future cash flows and an estimate of our discount rate.

We believe our estimates of fair value are based on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates are, however, inherently uncertain, and estimates using different assumptions could result in significantly different results. As of December 31, 2011, our estimates of fair value for each reporting unit exceeded the carrying amount of the corresponding reporting unit by at least 150% and a 10% increase in our discount rate and a 10% decrease in our terminal value would still not result in an impairment of goodwill. During 2011, 2010 and 2009 there was no impairment of goodwill or other indefinite-lived intangible assets.

Long-Lived Assets

As of December 31, 2011, our consolidated balance sheet included fixed assets of $693.1 million, $202.4 million net of accumulated depreciation, and long-lived intangible assets of $363.6 million, $137.4 million net of accumulated amortization. We review long-lived assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet, and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. When a long-lived asset group is tested for recoverability, we also review depreciation estimates and methods. Any revision to the remaining useful life of a long-lived asset resulting from that review is also considered in developing estimates of future cash flows used to test the asset for recoverability. We typically use a discounted cash flow model when assessing the fair value of our asset groups. The discounted cash flow calculation requires a number of significant assumptions, including projections of future cash flows and an estimate of our discount rate.

We believe our estimates of future cash flows used to determine recoverability and our estimates of fair value are based on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates, however, are inherently uncertain and estimates using different assumptions, or different valuation techniques, could result in significantly different results. During 2011, 2010 and 2009 there were no material impairment charges.

Legal Contingencies

As of December 31, 2011, our consolidated balance sheet included accrued litigation costs of $5.6 million. We are involved in various legal proceedings resulting from our normal business operations. Our in-house legal counsel works with outside counsel to manage these cases and seek resolution. We regularly review all claims to determine whether a loss is probable and can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued and included in other current liabilities. We make a number of significant judgments and estimates related to these contingencies, including the likelihood that a liability has been incurred, and an estimate of that liability. See Note 23, “Contingencies,” of our audited consolidated financial statements appearing elsewhere in this report.

We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of a contingency may differ significantly from what is expected.

Income Taxes

As of December 31, 2011, our consolidated balance sheet included current deferred tax assets of $8.7 million, noncurrent deferred tax liabilities of $39.9 million and unrecognized tax benefits of $3.2 million. We are required to record current and deferred tax expense, deferred tax assets and liabilities resulting from temporary differences, and unrecognized tax benefits for uncertain tax positions. We make certain judgments and estimates to determine the amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record.

We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.

Stock-Based Compensation

For the year ended December 31, 2011, we recorded $4.6 million of stock-based compensation expense. For the year ended December 31, 2010, we recorded $31.8 million of stock-based compensation expense, including $20.7 million in connection with the Change in Control Transaction. The fair value of each award was determined by various methods including independent valuations of our common stock based on discounted cash flow and selected comparable public company analyses, a Black-Scholes valuation model, and a risk-neutral Monte Carlo valuation model. The various valuation models required management to make a number of significant assumptions, including the fair value of our stock, projections of future cash flows and an estimate of our cost of capital, volatility rates, expected life of awards and risk-free interest rates. We believe the determination of fair value was based on assumptions and estimates that are reasonable and consistent with what would be used by other marketplace participants to determine fair value. Valuations, however, are inherently uncertain and valuations using different assumptions and estimates, or different valuation techniques, could result in significantly different values. See Note 16, “Stock-Based Compensation,” of our audited consolidated financial statements appearing elsewhere in this report for additional information.

Recent Accounting Pronouncements

For information about recent accounting pronouncements and the potential impact on our consolidated financial statements, see Note 1, “Significant Accounting and Reporting Policies,” of our audited consolidated financial statements appearing elsewhere in this report.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk, primarily from changes in variable interest rates and foreign currency exchange rates, which could impact our results of operations and financial position. We manage the exposure to this market risk through our regular operating and financing activities. We may use derivative financial instruments, such as foreign currency and interest rate hedges, but only as a risk management tool and not for speculative or trading purposes.

Interest Rate Risk

During the quarter ended June 30, 2010, we incurred a significant amount of new debt, including variable-rate debt, to fund a portion of the Change in Control Transaction, and to pay off existing debt. As a result, our exposure to market risk for changes in interest rates due to variable-rate debt increased. On February 10, 2011, we amended and restated our senior secured credit facility. As of December 31, 2011, our variable-rate debt had a weighted-average interest rate of 4.75% and a weighted-average life of 6.1 years. As of December 31, 2011, 58.9% of our outstanding debt was variable-rate debt. On December 31, 2011, all of our outstanding variable-rate debt was borrowed under our senior secured term loan, which has an interest rate floor. On December 31, 2011, the variable rate on our senior secured term loan was below the floor, and a 1% increase in the interest rate on that loan would have increased our monthly interest expense by less than $0.1 million. On December 31, 2011, we had no outstanding balance on our senior secured revolving line of credit and a change in the interest rate on that loan would not have changed our interest expense.

As part of the Change in Control Transaction, we settled the swap instruments we used to hedge a portion of our old senior unsecured credit facility that was repaid at that time. The settlement resulted in a loss of $2.1 million that was included in other income and expense in 2010. We have not hedged any of our current variable-rate debt.

Based on the amount of outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors.

See Note 13, “Debt,” of our audited consolidated financial statements appearing elsewhere in this report.

Foreign Currency Exchange Rate Risk

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in a number of foreign currencies, including the South African rand and Canadian dollar. We have minimal Euro-based transactions. In reporting the results of our foreign operations, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies.

We are required to translate the assets and liabilities of our foreign subsidiaries that are measured in foreign currencies at the applicable period-end exchange rate on our consolidated balance sheets. We are required to translate revenue and expenses at the average exchange rates prevailing during the year in our consolidated statements of income. The resulting translation adjustment is included in other comprehensive income, as a component of stockholders’ equity. We include transactional foreign currency gains and losses in other income and expense on our consolidated statements of income.

In 2011, revenue from foreign operations was $216.1 million, and foreign pre-tax income was $66.9 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2011 would have changed our revenue by $21.6 million and our pre-tax income by $6.7 million.

A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2011 realized foreign currency transaction gains and losses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TransUnion Corp.

We have audited the accompanying consolidated balance sheets of TransUnion Corp. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion Corp. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Chicago, Illinois

February 17, 2012

/s/ Ernst & Young LLP
Ernst & Young LLP

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$107.8	$131.2
Trade accounts receivable, net of allowance of $1.2 and $1.7	139.4	132.6
Other current assets	55.4	50.0
Current assets of discontinued operations	0.1	0.6

Total current assets	302.7	314.4
Property, plant and equipment, net of accumulated depreciation and amortization of $490.7 and $429.0	202.4	186.1
Other marketable securities	10.3	19.3
Goodwill	275.2	223.7
Other intangibles, net	137.4	117.9
Other assets	77.8	92.8

Total assets	$1,005.8	$954.2

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$75.1	$65.8
Current portion of long-term debt	21.8	15.1
Other current liabilities	100.2	103.4
Current liabilities of discontinued operations	0.4	2.0

Total current liabilities	197.5	186.3
Long-term debt	1,579.4	1,590.9
Other liabilities	53.3	39.0

Total liabilities	1,830.2	1,816.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 20.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 180.0 shares authorized, 29.8 and 29.8 shares issued at December 31, 2011 and December 31, 2010, respectively; 29.8 and 29.8 shares outstanding as of December 31, 2011 and December 31, 2010, respectively	0.3	0.3
Additional paid-in capital	893.9	893.5
Treasury stock at cost; less than 0.1 shares at December 31, 2011 and 0 at December 31, 2010	(0.2)	—
Retained earnings	(1,739.0)	(1,780.6)
Accumulated other comprehensive income (loss)	(3.6)	9.3

Total TransUnion Corp. stockholders’ equity	(848.6)	(877.5)
Noncontrolling interests	24.2	15.5

Total stockholders’ equity	(824.4)	(862.0)

Total liabilities and stockholders’ equity	$1,005.8	$954.2

See accompanying notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions, except per share data)

	Twelve Months Ended December 31,
	2011	2010	2009
Revenue	$1,024.0	$956.5	$924.8
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	421.5	395.8	404.2
Selling, general and administrative	264.5	263.0	234.6
Depreciation and amortization	85.3	81.6	81.6

Total operating expenses	771.3	740.4	720.4
Operating income	252.7	216.1	204.4
Non-operating income and expense
Interest expense	(126.4)	(90.1)	(4.0)
Interest income	0.7	1.0	4.0
Other income and expense, net	(59.9)	(44.0)	1.3

Total non-operating income and expense	(185.6)	(133.1)	1.3
Income from continuing operations before income taxes	67.1	83.0	205.7
Provision for income taxes	(17.8)	(46.3)	(73.4)

Income from continuing operations	49.3	36.7	132.3
Discontinued operations, net of tax	(0.5)	8.2	1.2

Net income	48.8	44.9	133.5
Less: net income attributable to noncontrolling interests	(8.0)	(8.3)	(8.1)

Net income attributable to TransUnion Corp.	$40.8	$36.6	$125.4

Basic earnings (loss) per common share:
Income from continuing operations attributable to TransUnion Corp. common stockholders	$1.39	$0.55	$1.13
Discontinued operations, net of tax	(0.02)	0.16	0.01
Net income attributable to TransUnion Corp. common stockholders	1.37	0.72	1.15
Diluted earnings (loss) per common share:
Income from continuing operations attributable to TransUnion Corp. common stockholders	$1.38	$0.55	$1.13
Discontinued operations, net of tax	(0.02)	0.16	0.01
Net income attributable to TransUnion Corp. common stockholders	1.36	0.71	1.14
Weighted average number of common shares:
Basic	29.8	51.1	109.5
Diluted	29.9	51.3	109.8

See accompanying notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Twelve Months Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$48.8	$44.9	$133.5
Less: income (loss) from discontinued operations, net of tax	(0.5)	8.2	1.2

Income from continuing operations	49.3	36.7	132.3
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	85.3	81.6	81.6
Loss on early extinguishment of debt	59.3	11.0	—
Stock-based incentive compensation	4.6	28.7	13.4
Deferred financing fees	4.2	17.1	0.5
Provision for losses on trade accounts receivable	1.9	1.5	2.0
Change in control transaction fees	—	27.7	—
Deferred taxes	(3.5)	12.7	8.8
Gain on sale or exchange of property	(0.3)	(3.8)	(0.2)
Other	(0.6)	(4.0)	(2.1)
Changes in assets and liabilities:
Trade accounts receivable	(11.6)	(12.6)	13.4
Other current and long-term assets	(3.3)	(2.1)	14.1
Trade accounts payable	14.9	9.0	(4.0)
Other current and long-term liabilities	4.3	1.1	(8.0)

Cash provided by operating activities of continuing operations	204.5	204.6	251.8
Cash used in operating activities of discontinued operations	(1.3)	(4.2)	(7.5)

Cash provided by operating activities	203.2	200.4	244.3
Cash flows from investing activities:
Capital expenditures for property and equipment	(74.0)	(46.8)	(56.3)
Investments in trading securities	(1.2)	(1.3)	(0.2)
Proceeds from sale of trading securities	9.9	1.3	0.7
Investments in available-for-sale securities	—	—	(8.4)
Proceeds from sale and redemption of investments in available-for-sale securities	0.2	114.4	29.7
Investments in held-to-maturity securities	(6.3)	—	(274.2)
Proceeds from held-to-maturity securities	6.3	4.9	275.0
Proceeds from sale of assets of discontinued operations	—	10.6	—
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(105.2)	(14.0)	(101.3)
Acquisition related deposits	(8.6)	—	—
Other	(2.7)	1.3	0.3

Cash (used in) provided by investing activities	(181.6)	70.4	(134.7)
Cash flows from financing activities:
Proceeds from senior secured credit facility	950.0	950.0	—
Extinguishment of senior secured credit facility	(945.2)	—	—
Prepayment fee on early extinguishment of senior secured credit facility	(9.5)	—	—
Proceeds from issuance of senior notes	—	645.0	—
Proceeds from RFC loan	—	16.7	—
Proceeds from revolving line of credit	—	15.0	—
Repayments of debt	(11.7)	(609.5)	(17.8)
Proceeds from secured line of credit	—	—	106.4
Proceeds from issuance of long-term debt	—	—	500.0
Treasury stock purchases	(0.2)	(5.4)	(907.2)
Distribution of merger consideration	(4.3)	(1,178.6)	—
Debt financing fees	(11.3)	(85.5)	(11.1)
Change in control transaction fees	—	(27.7)	—

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Continued

(in millions)

	Twelve Months Ended December 31,
	2011	2010	2009
Distributions to noncontrolling interests	(8.5)	(8.6)	(7.6)
Other	(0.5)	(1.9)	—

Cash used in financing activities	(41.2)	(290.5)	(337.3)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	1.8	4.0

Net change in cash and cash equivalents	(23.4)	(17.9)	(223.7)
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $11.6 in 2010 and $16.8 in 2009	131.2	149.1	372.8

Cash and cash equivalents, end of period, including cash of discontinued operations of $11.6 in 2009	$107.8	$131.2	$149.1

Noncash investing activities:
Nonmonetary exchange of property and equipment	$—	$4.4	$—
Note payable for acquisition of noncontrolling interests	1.8	—	—
Property and equipment acquired through capital lease obligations	0.3	—	—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$122.8	$80.9	$2.8
Income taxes, net of refunds	10.1	33.5	52.0

See accompanying notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comp Income	Non- Controlling Interests	Total
Balance, December 31, 2008	111.7	$1.3	$849.2	$(418.3)	$575.2	$(11.3)	$7.1	$1,003.2
Comprehensive income:
Net income					125.4		8.1	133.5
Other comprehensive income/(loss)						13.1	1.0	14.1

Total comprehensive income								147.6
Shares issued under stock-based incentive compensation plans	0.8		13.4					13.4
Distributions to noncontrolling interests							(7.6)	(7.6)
Treasury stock purchased	(34.8)			(907.2)				(907.2)

Balance, December 31, 2009	77.7	$1.3	$862.6	$(1,325.5)	$700.6	$1.8	$8.6	$249.4
Comprehensive income:
Net income					36.6		8.3	44.9
Other comprehensive income/(loss)						7.5	0.8	8.3

Total comprehensive income								53.2
Shares issued under stock-based incentive compensation plans	0.6		28.7					28.7
Tax benefits from stock-based incentive compensation plans			0.1					0.1
Acquisition of Chile subsidiary							6.5	6.5
Purchase of noncontrolling interests			(0.4)				(0.1)	(0.5)
Distributions to noncontrolling interests							(8.6)	(8.6)
Stockholder contribution			2.5					2.5
Treasury stock purchased	(0.3)			(5.4)				(5.4)
Retirement of treasury stock				1,330.9	(1,330.9)			—
Effects of merger transaction	(48.2)	(1.0)			(1,186.9)			(1,187.9)

Balance, December 31, 2010	29.8	$0.3	$893.5	$—	$(1,780.6)	$9.3	$15.5	$(862.0)
Comprehensive income:
Net income					40.8		8.0	48.8
Other comprehensive income/(loss)						(12.9)	(1.6)	(14.5)

Total comprehensive income								34.3
Stock-based incentive compensation expense			4.6					4.6
Issuance of stock			1.3					1.3
Purchase of noncontrolling interests			(5.6)				(0.3)	(5.9)
Exercise of stock options			0.1					0.1
Acquisition of Brazil subsidiary							10.8	10.8
Distributions to noncontrolling interests							(8.5)	(8.5)
Stockholder contribution							0.3	0.3
Treasury stock purchased				(0.2)				(0.2)
Effects of merger transaction					0.8			0.8

Balance, December 31, 2011	29.8	$0.3	$893.9	$(0.2)	$(1,739.0)	$(3.6)	$24.2	$(824.4)

See accompanying notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

1. Significant Accounting and Reporting Policies

Description of Business

TransUnion develops, maintains and enhances a number of secured proprietary information databases to support our operations. These databases contain payment history, accounts receivable information, and other information such as bankruptcies, liens and judgments for consumers and businesses. We maintain reference databases of current consumer names, addresses and telephone numbers which are used for identity verification and fraud management solutions. We obtain this information from a variety of sources, including credit-granting institutions and public records. We build and maintain these databases using our proprietary information management systems, and make the data available to our customers through a variety of services. These services are offered to customers in a number of industries including financial services, insurance, collections and healthcare. We have operations in the United States, Africa, Canada and other international locations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods presented.

Subsequent Events

Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management, and when appropriate, recognized or disclosed in the financial statements.

Principles of Consolidation

Our consolidated financial statements include the accounts of TransUnion Corp. and all majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which we have at least a 20% ownership interest, or are able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which we have less than a 20% ownership interest, or are not able to exercise significant influence, are accounted for using the cost method and periodically reviewed for impairment. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in accordance with GAAP requires management to make estimates and judgments that affect the amounts reported. We believe that the estimates used in preparation of the accompanying consolidated financial statements are reasonable, based upon information available to management at this time. These estimates and judgments affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the balance sheet date, as well as the amounts of revenue and expense during the reporting period. Estimates are inherently uncertain and actual results could differ materially from the estimated amounts.

Segments

We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”); International; and Interactive. We also report expenses for Corporate, which provides support services to each operating segment. Details of our segment results are discussed in Note 21, “Operating Segments.”

Revenue Recognition and Deferred Revenue

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the pricing is fixed or determinable and the collectability is reasonably assured. For multiple element arrangements, we separate deliverables into units of accounting and recognize revenue for each unit of accounting based on evidence of each unit’s relative selling price to the total arrangement consideration, assuming all other revenue recognition criteria have been met.

A significant portion of our revenue is derived from providing information services to our customers. This revenue is recognized when services are provided, assuming all criteria for revenue recognition are met. A smaller portion of our revenue relates to subscription-based contracts where a customer pays a predetermined fee for a predetermined, or unlimited, number of transactions or services during the subscription period. Revenue related to subscription-based contracts having a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are completed. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract’s subscription period. Revenue related to subscription-based contracts having an unlimited volume is recognized straight line over the contract term. We also earn revenue for the development of decisioning or statistical models, which is recognized upon installation and acceptance of the model by the customer.

When we have a multiple element arrangement each deliverable is considered a separate unit of accounting to which we allocate revenue if the delivered item has stand-alone value to our customer. We allocate a portion of the contract value to each unit of accounting based on the relative selling price of each unit using the following hierarchy: 1) the price we sell the same unit for when we sell it separately; 2) the price another vendor would sell a generally interchangeable item; or 3) our best estimate of the stand-alone price. Certain subscription-based multiple element arrangements result in the deferral of revenue allocated to set up fees. For these arrangements, we defer the incremental direct costs incurred related to the set up in accordance with Accounting Standards Codification (“ASC”) 310-20, Receivables—Nonrefundable Fees and Other Costs, and amortize the fees over the contract term. Multiple element arrangements are not a significant source of revenue.

Deferred revenue generally consists of amounts billed in excess of revenue recognized for the sale of data services, subscriptions and set up fees. Deferred revenue is included in other current liabilities.

Costs of Services

Costs of services include data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and occupancy costs associated with the facilities where these functions are performed. Cost of services included research and development costs of $7.8 million, $6.9 million and $7.6 million in 2011, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs are expensed as incurred and totaled $32.8 million, $31.4 million and $26.5 million in 2011, 2010 and 2009, respectively.

Stock-Based Compensation

Compensation expense for all stock-based compensation awards is determined using the grant date fair value and includes an estimate for expected forfeitures. Expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period. The details of our stock-based compensation program are discussed in Note 16, “Stock-Based Compensation.”

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the change. We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 15, “Income Taxes,” for additional information.

Foreign Currency Translation

The functional currency for each of our foreign subsidiaries is generally that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end exchange rate, and translate revenues and expenses at the monthly-average rates during the year. We record the resulting translation adjustment as a component of other comprehensive income in stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For 2011, 2010 and 2009, there were exchange rate losses of $2.8 million, $0.2 million and $0.5 million, respectively.

Cash and Cash Equivalents

We consider investments in highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on our historical write-off experience, analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in adverse financial condition or for existing contractual disputes. Adjustments to the allowance are recorded as a bad debt expense in selling, general and administrative expenses. Trade receivables are written off against the allowance when they are determined to be no longer collectible. We reassess the adequacy of the allowance for doubtful accounts each reporting period.

Long-Lived Assets

Property, Plant, Equipment and Intangibles

Property, plant and equipment is stated at cost and is depreciated primarily using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over twenty years. Computer equipment and purchased software are depreciated over three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Other assets are depreciated over five to seven years. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method over their economic life, generally three to twenty years. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 5, “Property, Plant and Equipment,” and Note 7, “Purchased Intangible Assets,” for additional information about these assets.

Internal Use Software

We monitor the activities of each of our internal use software and system development projects and analyze the associated costs, making an appropriate distinction between costs to be expensed and costs to be capitalized.

Costs incurred during the preliminary project stage are expensed as incurred. Many of the costs incurred during the application development stage are capitalized, including costs of software design and configuration, development of interfaces, coding, testing and installation of the software. Once the software is ready for its intended use, it is amortized on a straight-line basis over its useful life, generally three to seven years.

Impairment of Long-Lived Assets

We review long-lived assets that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2011, we recorded a $2.0 million impairment of software due to a regulatory change that requires a software platform change in our USIS segment. No significant impairment charges were recorded during 2010 or 2009.

Marketable Securities

We classify our investments in debt and equity securities in accordance with our intent and ability to hold the investments. Held-to-maturity securities are carried at amortized cost, which approximates fair value, and are classified as either short-term or long-term investments based on the contractual maturity date. Earnings from these securities are reported as a component of interest income. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in other comprehensive income in stockholders’ equity. Trading securities are carried at fair market value, with unrealized gains and losses included in income. We follow the fair value guidance issued by the FASB to measure the fair value of our financial assets as further described below. Details of our marketable securities are included in Note 4, “Other Marketable Securities.”

We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill and other indefinite-lived intangible assets are allocated to various reporting units, which are an operating segment or one level below an operating segment. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the fourth quarter, or on an interim basis if an indicator of impairment is present. For goodwill, we compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For other indefinite-lived intangibles, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. We use discounted cash flow techniques to determine the fair value of our reporting units and other indefinite-lived intangibles. See Note 6, “Goodwill,” and Note 7, “Purchased Intangible Assets,” for additional information about these assets.

Benefit Plans

We maintain a 401(k) defined contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation. Expense related to this plan was $10.1 million, $10.5 million and $13.1 million in 2011, 2010 and 2009, respectively. We also maintain a nonqualified deferred compensation plan for certain key employees. The deferred compensation plan contains both employee deferred compensation and company contributions. These investments are held in the TransUnion Rabbi Trust, and are included in other marketable securities and other assets on the balance sheet. The assets held in the Rabbi Trust are for the benefit of the participants in the deferred compensation plan, but are available to our general creditors in the case of our insolvency. The liability for amounts due to these participants is included in other current liabilities and other liabilities on the balance sheet.

Recently Adopted Accounting Pronouncements

Effective January 1, 2010, we adopted authoritative guidance for variable interest entities codified in Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amends previous guidance and eliminates the exceptions to consolidating qualifying special-purpose entities and contains new guidance for determining the primary beneficiary of a variable interest entity. ASU 2009-17 also requires an ongoing assessment of whether an enterprise is the primary beneficiary and enhanced disclosures regarding an entity’s involvement in a variable interest entity. ASU 2009-17 became effective as of the beginning of the first annual reporting period that began after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on our financial statements.

Effective January 1, 2010, we early adopted authoritative guidance for revenue recognition codified in ASU 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements. Under the new guidance, arrangement consideration is allocated to all deliverables based on the relative selling price of each element. In cases where specific objective evidence of a deliverable’s selling price is not available, the new guidance requires consideration to be allocated based on the deliverable’s estimated selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 did not have a material impact on our financial statements.

No new accounting pronouncements were adopted during 2011.

Recent Accounting Pronouncement not yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under the new presentation requirements, the Company will have the option to present the total of comprehensive income, the components of other comprehensive income, and the components of net income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The changes in this update are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will make the appropriate changes to our disclosure of other comprehensive income upon adoption of ASU 2011-05.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other—Testing Goodwill for Impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. Under the new requirements, the Company will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-08 to have a material effect on our consolidated financial statements.

2. Change in Control

On June 15, 2010, MDCPVI TU Holdings, LLC (“MDP Affiliate”), an entity beneficially owned by affiliates of Madison Dearborn Partners, LLC, acquired 51.0% of the outstanding common stock of TransUnion Corp. from existing stockholders of the Company. The remaining common stock was retained by existing stockholders of the Company, including 48.15% by Pritzker family business interests and 0.85% by certain members of senior management. Senior management rolled over their equity into non-voting shares of common stock of the Company. The transaction included a merger of TransUnion Merger Corp. (“MergerCo”) with and into TransUnion Corp., with TransUnion Corp. continuing as the surviving corporation. Prior to the merger, MDP Affiliate purchased 2.8% of the outstanding TransUnion common stock from employee and director stockholders. Following this purchase, Pritzker family business interests, members of senior management and MDP Affiliate contributed 38.2% of the outstanding shares of TransUnion Corp. common stock to MergerCo in exchange for voting and non-voting common stock of MergerCo. As part of the merger, the remaining 61.8% of the outstanding shares of TransUnion Corp. common stock converted into the right to receive cash in an aggregate amount of $1,175.2 million, or $24.37 per share. The outstanding shares of common stock of TransUnion Corp. held by MergerCo were cancelled without payment. All treasury stock of TransUnion Corp. was cancelled pursuant to Delaware law. The outstanding shares of MergerCo voting and non-voting common stock were converted into voting and non-voting common stock of TransUnion Corp., the surviving corporation. Following the merger, MDP Affiliate purchased TransUnion Corp. voting common stock from the Pritzker family business interests and certain other stockholders such that it owned 51% of our outstanding voting common stock. We refer to the above transactions collectively as the “Change in Control Transaction.”

The Change in Control Transaction was accounted for as a recapitalization of the Company in accordance with ASC 805, Business Combinations, with the necessary adjustments reflected in the equity section and the retention of the historical book values of assets and liabilities on the balance sheet as of June 15, 2010.

In connection with the Change in Control Transaction, the Company incurred $1,626.7 million of debt, consisting of a seven-year $950.0 million senior secured term loan, $15.0 million of a five-year $200.0 million senior secured revolving line of credit, $645.0 million of unsecured private placement notes, and a $16.7 million non-interest bearing loan from an entity owned by Pritzker family business interests. The proceeds of these financing transactions were used to finance a portion of the merger consideration described above and to repay $487.5 million of existing bank debt. See Note 13, “Debt,” for additional information regarding these transactions.

All Change in Control Transaction fees were expensed as incurred and were included in other expense in accordance with ASC 805. Certain of these costs were considered non-deductible for tax purposes, creating a permanent book-to-tax difference. During the second quarter of 2011, we completed our analysis of the non-deductible Change in Control Transaction expenses and determined that a portion of the expense previously considered non-deductible did qualify for tax deduction. Debt financing fees were allocated to the various loans and will be amortized to interest expense over the life of the corresponding loans. On February 10, 2011, the Company amended and restated its senior secured credit facility and wrote off the associated remaining unamortized deferred financing fees. See Note 13, “Debt,” for additional information regarding the refinancing.

All unvested restricted stock previously issued to employees under our then existing equity award program immediately vested upon the consummation of the Change in Control Transaction. As a result, the Company recognized $20.7 million of additional stock-based compensation expense, approximately $13.2 million net of tax, on the date of the change in control.

3. Other Current Assets

Other current assets at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Prepaid expenses	$37.1	$25.1
Deferred income tax assets	8.7	1.2
Income taxes receivable	1.9	11.0
Deferred financing fees	3.8	10.4
Other	3.9	2.3

Total other current assets	$55.4	$50.0

Prepaid expenses increased $12.0 million from year end 2010 primarily due to a payment made in September 2011 for our 2012 data center equipment maintenance contracts. Net deferred income tax assets increased $7.5 million from year end 2010 primarily due to a domestic net operating loss in 2011. Income taxes receivable decreased $9.1 million from year end 2010 due to the receipt of 2010 tax refunds during 2011. Deferred financing fees included in other current assets decreased $6.6 million from year end 2010 primarily due to the refinancing of our senior secured credit facility. The net decrease consisted of the write-off of unamortized deferred financing fees related to the senior secured credit facility that was extinguished and amortization of deferred financing fees for 2011, offset by the capitalization of new financing fees incurred to secure the new senior secured credit facility. See Note 13, “Debt,” for additional information on the senior secured credit facility refinancing.

4. Other Marketable Securities

Other marketable securities at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Available-for-sale securities	$—	$0.1
Trading securities	10.3	19.2

Total marketable securities	$10.3	$19.3

As of December 31, 2011, we did not hold any available-for-sale securities. For 2010, unrecognized gains, net of taxes, on available-for-sale securities totaled less than $0.1 million and have been included in other comprehensive income. For 2011, there were no earnings from available-for-sale securities. For 2010, other income included earnings of $0.2 million from available-for-sale securities.

Trading securities are carried at fair market value with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. The balance of trading securities decreased $8.9 million from year end 2010 primarily due to sales of securities to fund distributions made to plan participants during 2011. For 2011, earnings from trading securities included realized gains of $0.1 million and unrealized losses of $0.3 million. For 2010, earnings from trading securities included realized gains of $0.5 million and unrealized gains of $0.1 million.

We review the carrying value of investments to determine whether there is an other-than-temporary decline in the market value, which would require us to recognize an impairment loss. There were no other-than-temporary impairments of marketable securities in 2011 or 2010.

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Purchased and internally developed software	$386.3	$336.9
Computer equipment and furniture	242.5	215.2
Building and building improvements	61.1	59.8
Land	3.2	3.2

Total cost of property, plant and equipment	693.1	615.1
Less: accumulated depreciation	(490.7)	(429.0)

Total property, plant and equipment, net of accumulated depreciation	$202.4	$186.1

Depreciation expense, including amortization of assets recorded under capital leases, was $67.6 million, $64.6 million and $67.0 million in 2011, 2010, and 2009, respectively.

6. Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis, in the fourth quarter, or on an interim basis if changes in circumstances could reduce the fair value of a reporting unit below its carrying value. Our reporting units are consistent with our operating segments for the U.S. Information Services and Interactive segment. The reporting units for our International segment are the geographic regions of Africa, Canada, Latin America and Asia.

Our impairment tests are performed using a discounted cash flow analysis that requires certain assumptions and estimates regarding economic factors and future profitability. Goodwill impairment tests performed during 2011, 2010, and 2009 resulted in no impairment, except for amounts recorded in discontinued operations as discussed in Note 20, “Discontinued Operations.” At December 31, 2011, there were no accumulated goodwill impairment losses.

Goodwill allocated to our reportable segments at December 31, 2009, and changes in the carrying amount of goodwill during the twenty four months ended December 31, 2011, consisted of the following:

(in millions)	USIS	International	Interactive	Total
Balance, December 31, 2009	$122.8	$44.8	$45.9	$213.5
Acquisitions	0.2	4.9	—	5.1
Intersegment transfer	(3.5)	3.5	—	—
Foreign exchange rate adjustment	—	5.1	—	5.1

Balance, December 31, 2010	$119.5	$58.3	$45.9	$223.7
Acquisitions	28.0	32.6	—	60.6
Foreign exchange rate adjustment	—	(9.1)	—	(9.1)

Balance, December 31, 2011	$147.5	$81.8	$45.9	$275.2

See Note 19, “Business Acquisitions,” for information on our business acquisitions. We moved our Puerto Rico operations from the U.S. Information Services segment to the International segment in 2010. As a result, $3.5 million of goodwill associated with Puerto Rico was transferred from our USIS segment to our International segment in accordance with ASC 350, Intangibles—Goodwill and Other.

7. Purchased Intangible Assets

Purchased intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives.

Purchased intangible assets at December 31, 2011 and December 31, 2010, consisted of the following:

	2011			2010
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Purchased credit files	$239.7	$(189.2)	$50.5	$239.8	$(177.9)	$61.9
Databases	32.7	(16.1)	16.6	33.0	(12.7)	20.3
Customer and vendor relationships	60.0	(13.8)	46.2	41.9	(11.5)	30.4
Trademarks, copyrights and patents	24.4	(6.5)	17.9	12.2	(7.2)	5.0
Noncompete agreements	6.8	(0.6)	6.2	0.5	(0.2)	0.3

Total purchased intangible assets	$363.6	$(226.2)	$137.4	$327.4	$(209.5)	$117.9

All amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Purchased credit files are amortized over a fifteen-year period. Our databases are amortized over estimated useful lives of up to ten years. Customer lists are amortized over five to twenty years. Trademarks, copyrights and patents are amortized over varying periods based on their estimated economic life. We acquired additional customer and vendor relationships and trademarks in 2011 in connection with acquisitions as more fully discussed in Note 19, “Business Acquisitions.” Amortization expense related to intangible assets was $17.7 million, $17.0 million and $14.6 million in 2011, 2010 and 2009, respectively.

Estimated future amortization expense related to purchased intangible assets at December 31, 2011, is as follows:

(in millions)	Annual Amortization Expense
2012	$20.5
2013	20.1
2014	19.7
2015	16.8
2016	12.3
Thereafter	48.0

Total future amortization expense	$137.4

8. Other Assets

Other assets at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Investments in affiliated companies	$42.7	$30.1
Deferred financing fees	23.7	59.8
Deposits	10.7	1.1
Deferred income tax assets	—	1.6
Other	0.7	0.2

Total other assets	$77.8	$92.8

Investments in affiliated companies increased $12.6 million from year end 2010 primarily due to an additional investment made in an unconsolidated India subsidiary in 2011 and earnings from our equity method subsidiaries that were in excess of the distributions received from those subsidiaries during the year. Deferred financing fees included in other assets decreased $36.1 million from year end 2010 primarily due to the refinancing of our senior secured credit facility. The net decrease consisted of the write-off of unamortized deferred financing fees related to the senior secured credit facility that was extinguished and amortization of deferred financing fees for 2011, offset by the capitalization of new financing fees incurred to secure the new senior secured credit facility. See Note 13, “Debt,” for additional information on the senior secured credit facility refinancing. Deposits increased $9.6 million from year end 2010 due to acquisition-related contractual obligations entered into during 2011.

9. Investments in Affiliated Companies

Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services.

We use the equity method to account for investments in affiliates where we have at least a 20% ownership interest or where we are able to exercise significant influence. For these investments, we adjust the carrying value for our proportionate share of the affiliates’ earnings, losses and distributions, as well as for purchases and sales of our ownership interest.

We use the cost method to account for all other nonmarketable investments. For these investments, we adjust the carrying value for purchases and sales of our ownership interests and for distributions received from the affiliates in excess of their earnings.

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment in value has occurred. There were no impairments of investments in affiliated companies taken in 2011, 2010 or 2009.

Investments in affiliated companies at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Equity method investments	$34.8	$24.2
Cost method investments	7.9	5.9

Total investments in affiliated companies	$42.7	$30.1

These balances are included in other assets on the balance sheet. Our share in the earnings of our equity method investees were $11.4 million, $8.4 million and $5.3 million in 2011, 2010 and 2009, respectively, and have been included in other income. During both 2011 and 2010, we acquired an additional equity interest in an unconsolidated India subsidiary which accounted for much of the increase in earnings from equity method investments. Dividends received from equity method investments were $8.0 million, $4.9 million and $4.1 million in 2011, 2010 and 2009, respectively. Dividends received from cost method investments were $0.6 million, $0.5 million and $0.4 million in 2011, 2010 and 2009 respectively, and have been included in other income.

10. Accounts Payable

Accounts payable at December 31, 2011 and December 31, 2010, was as follows:

(in millions)	2011	2010
Accounts payable	$75.1	$65.8

Accounts payable increased $9.3 million from year end 2010 primarily due to year-end accruals for acquisition-related costs and more aggressive accounts payable management efforts.

11. Other Current Liabilities

Other current liabilities at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Accrued payroll	$55.1	$47.1
Deferred revenue	13.0	6.6
Accrued employee benefits	8.7	22.0
Accrued liabilities	5.6	4.4
Accrued interest	5.0	4.8
Other	12.8	18.5

Total other current liabilities	$100.2	$103.4

Accrued payroll increased $8.0 million from year end 2010 primarily due to an increase in accrued incentive compensation. Accrued employee benefits decreased $13.3 million from year end 2010 primarily due to a deferred compensation payout made in 2011 for benefits classified as a current liability at December 31, 2010, and a decrease in the liability for the Company’s 401K match obligation, which was funded once per year prior to 2011, but is now funded each pay period.

12. Other Liabilities

Other liabilities at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Deferred income taxes	$39.9	$25.6
Retirement benefits	9.6	10.8
Unrecognized tax benefits	3.2	2.1
Other	0.6	0.5

Total other liabilities	$53.3	$39.0

Net long-term deferred income tax liabilities increased $14.3 million from year end 2010 primarily due to deferred taxes recorded in connection with an acquisition made in 2011, accelerated tax depreciation and amortization and the payment of deferred compensation. See Note 19, “Business Acquisitions,” for additional information.

13. Debt

Debt outstanding at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Senior secured term loan, payable in quarterly installments through February 10, 2018, including variable interest (4.75% at December 31, 2011) at LIBOR or alternate base rate, plus applicable margin	$942.9	$945.2
Senior secured revolving line of credit, due on February 10, 2016, variable interest (4.75% at December 31, 2011) at LIBOR or alternate base rate, plus applicable margin	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum	645.0	645.0
RFC loan due December 15, 2018, excluding imputed interest of 11.625%	10.3	14.2
Note payable for 2007 acquisition, payable in annual installments through 2012, excluding imputed interest of 4.69%	0.9	1.6
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	1.8	—
Capital lease obligations	0.3	—

Total debt	$1,601.2	$1,606.0
Less short-term debt and current maturities	(21.8)	(15.1)

Total long-term debt	$1,579.4	$1,590.9

Excluding additional principal payments due on the senior secured credit facility beginning in 2013 based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2011, was as follows:

(in millions)	Amount
2012	$21.8
2013	10.4
2014	9.6
2015	9.5
2016	9.5
Thereafter	1,540.4

Total	$1,601.2

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

The new credit facility consists of a seven-year $950.0 million senior secured term loan and a $200.0 million senior secured revolving line of credit, with $25 million expiring June 15, 2015, and $175 million expiring February 10, 2016. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected, and currently subject to a floor of 1.50%, plus an applicable margin of 3.25%. There is a 0.5% annual commitment fee payable quarterly based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The new credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all of the loan covenants.

Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. The Company will also be required to make additional principal payments beginning in 2013 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. Under the revolving line of credit, the first $25 million commitment expires June 15, 2015, and the remaining $175 million commitment expires February 10, 2016. The Company did not repay or borrow any funds under its revolving line of credit during 2011.

In connection with the refinancing in February 2011, the Company borrowed an additional $4.8 million under the term loan, expensed $49.8 million of unamortized deferred financing fees related to the original term loan and revolving line of credit that was extinguished, and paid and expensed a $9.5 million prepayment premium equal to 1% of the outstanding principal balance of the original term loan. In addition, the Company incurred $11.3 million of new deferred financing fees to secure the amended and restated credit facility. These fees were allocated between the term loan and the revolving line of credit.

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

Total interest expense on these loans for 2011 was $49.9 million, which included $2.2 million of amortization of deferred financing fees on the term loan. Loan fees included in other income and expense were $60.9 million for 2011, including a $59.3 million loss on the early extinguishment of debt consisting of the write-off of $49.8 million of previously unamortized deferred financing fees and the prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility, $1.0 million of unused revolving line of credit fees, $0.3 million of amortization of deferred financing fees related to the revolving line of credit and $0.3 million of other loan fees. Total interest expense on these loans from June 15, 2010, the date of the borrowing, through December 31, 2010, was $39.2 million, which included $3.5 million of deferred financing fees that were amortized as additional interest expense. Other expense for 2010 included $1.5 million of cash and amortized financing fees related to the undrawn portion of the revolving line of credit from June 15, 2010, through December 31, 2010, and a $10.0 million commitment fee for an unused bridge loan made available for the Change in Control Transaction.

Senior notes

In connection with the Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million of senior notes to certain private investors. The senior notes mature on June 15, 2018, and accrue interest at a fixed rate of 11.375% per annum, payable semi-annually.

In connection with the issuance of the senior notes, we entered into a registration rights agreement that required us to exchange the notes for an equal amount of notes registered with the Securities and Exchange Commission (“SEC”). We filed the Registration Statement on Form S-4 for the notes with the SEC on March 1, 2011, and the related prospectus on March 21, 2011. All of the senior notes were exchanged in the exchange offer. The registration and exchange of the notes did not change any of the terms of the notes, other than lifting transfer restrictions on the notes.

The indenture governing the senior notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all covenants under the indenture.

Total interest expense for the senior notes for 2011 was $75.1 million, which included $1.7 million of deferred financing fees that were amortized as additional interest expense. Total interest expense from June 15, 2010, the issue date of the senior notes, through December 31, 2010, was $40.6 million, which included $0.8 million of deferred financing fees that were amortized as additional interest expense.

RFC loan

In connection with the Change in Control Transaction, on June 15, 2010, the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the foreign cash loan (the “RFC loan”). The loan is an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest, due December 15, 2018, with prepayments of principal due annually based on excess foreign cash flows. Interest expense is calculated under the effective interest method using an imputed interest rate of 11.625%. The Company expensed $1.3 million of interest and repaid $5.1 million of principal and imputed interest during 2011. Total interest expense from June 15, 2010, the date of the loan, through December 31, 2010, was $0.9 million. Based on our current estimate of excess foreign cash flows, we expect to repay this loan in full during the first quarter of 2012.

Note Payable for 2011 acquisition of noncontrolling interests

On April 15, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary, TransUnion Analytic and Decision Services (Proprietary) Limited, from the noncontrolling shareholders. In connection with this acquisition, we issued a note to the sellers for $2.0 million. The note is an unsecured, non-interest bearing note, discounted by $0.2 million for imputed interest, due in annual installments of $1.0 million on April 15, 2012, and April 15, 2013. Interest expense is calculated under the effective interest method using an imputed interest rate of 10.0%. Total interest expense from April 15, 2011, the date of the loan, through December 31, 2011, was $0.1 million.

Senior unsecured credit facility

In 2009, the Company entered into a $500 million senior unsecured credit facility. In connection with the Change in Control Transaction, the Company repaid the balance of this loan facility in June 2010. Total 2010 interest expense related to the term loan facility through June 15, 2010, the date of payoff, was $9.1 million, which included $1.2 million of amortized financing fees. The Company also expensed $8.9 million of the remaining unamortized deferred loan costs associated with this facility that were included in other income and expense in 2010.

14. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our long-term incentive stock plans. There were 5,914 anti-dilutive stock awards outstanding at December 31, 2011, 1,808 anti-dilutive stock awards outstanding at December 31, 2010 and 31,117 anti-dilutive stock awards outstanding at December 31 2009, which were all excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. The calculations of basic and diluted weighted average shares outstanding and earnings per share for the years ended December 31, 2011, 2010 and 2009, were as follows:

(in millions, except per share data)	2011	2010	2009
Income from continuing operations	$49.3	$36.7	$132.3
Less:
Income from continuing operations attributable to noncontrolling interests	(8.0)	(8.3)	(8.1)

Income from continuing operations attributable to TransUnion Corp. common stockholders	41.3	28.4	124.2
Discontinued operations, net of tax	(0.5)	8.2	1.2

Net income attributable to TransUnion Corp.	$40.8	$36.6	$125.4

Weighted-average shares outstanding, basic	29.8	51.1	109.5
Effect of dilutive securities:
Unvested equity awards issued under the long-term incentive stock plan	0.1	0.2	0.3

Weighted-average shares outstanding, diluted	29.9	51.3	109.8

Basic earnings (loss) per common share:
Income from continuing operations attributable to TransUnion Corp. common stockholders	$1.39	$0.55	$1.13
Discontinued operations, net of tax	(0.02)	0.16	0.01
Net income attributable to TransUnion Corp. common stockholders	1.37	0.72	1.15
Diluted earnings (loss) per common share:
Income from continuing operations attributable to TransUnion Corp. common stockholders	$1.38	$0.55	$1.13
Discontinued operations, net of tax	(0.02)	0.16	0.01
Net income attributable to TransUnion Corp. common stockholders	1.36	0.71	1.14

On June 15, 2010, in connection with the Change in Control transaction, the Company cancelled 48.2 million shares of common stock. See Note 2, “Change in Control,” for additional information.

On December 17, 2009, with the approval of the Board of Directors, the Company repurchased 34.3 million shares of common stock at a purchase price of $26.24 per share.

15. Income Taxes

The provision (benefit) for income taxes on income from continuing operations for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

(in millions)	2011	2010	2009
Federal
Current	$(3.0)	$9.7	$38.0
Deferred	(1.3)	10.4	9.1
State
Current	1.6	(2.2)	2.6
Deferred	(1.4)	0.1	0.6
Foreign
Current	22.7	26.1	24.0
Deferred	(0.8)	2.2	(0.9)

Total provision for income taxes	$17.8	$46.3	$73.4

The components of income from continuing operations before income taxes for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

(in millions)	2011	2010	2009
Domestic	$0.2	$12.4	$135.0
Foreign	66.9	70.6	70.7

Total income from continuing operations before income taxes	$67.1	$83.0	$205.7

The provision for income taxes on the loss of discontinued operations for the year ended December 31, 2011, was $0.1 million. The benefit for income taxes on the loss of discontinued operations for the year ended December 31, 2010 was $2.9 million. The provision for income taxes on the income of discontinued operations for the year ended December 31, 2009, was $0.1 million.

The effective income tax rate reconciliation for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

(dollars in millions)	2011		2010		2009
Income taxes at 35% statutory rate	$23.5	35.0%	$29.0	35.0%	$71.8	35.0%
Increase (decrease) resulting from:
State taxes net of federal income tax benefit	(0.4)	(0.6)%	(1.6)	(2.0)%	1.8	0.9%
Foreign rate differential	(3.9)	(5.8)%	(0.2)	(0.2)%	(2.1)	(1.1)%
Nondeductible Change in Control Transaction expenses	(4.5)	(6.7)%	9.5	11.4%	—	—
Impact of foreign dividends and foreign tax credits	2.0	3.0%	7.8	9.4%	2.1	1.0%
Other	1.1	1.6%	1.8	2.2%	(0.2)	(0.1)%

Total	$17.8	26.5%	$46.3	55.8%	$73.4	35.7%

The change in state taxes, net of federal benefit, between 2010 and 2009 was primarily due to changes in state apportionment factors and our state tax combined filings. The change in the foreign rate differential between 2011 and 2010 was primarily due to declining tax rates in foreign countries, primarily Canada and Puerto Rico. The change in the nondeductible Change in Control Transaction expenses between 2011 and 2010 was due to the completion of our analysis of these expenses in 2011 and the determination that expenses previously considered non-deductible qualified for a tax deduction. The change in the impact of foreign dividends and foreign tax credits between 2011 and 2010 was due to a significant reduction in dividends paid to the U.S. parent company by the foreign subsidiaries. The change in the impact of foreign dividends and foreign tax credits between 2010 and 2009 was primarily due to the limitation on our foreign tax credit resulting from the increased interest expense.

Components of net deferred income tax at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Deferred income tax assets:
Deferred compensation	$3.9	$6.9
Stock-based compensation	2.4	0.9
Employee benefits	5.7	5.5
Legal reserves and settlements	1.7	1.4
Loss and credit carryforwards	30.5	12.8
Other	2.8	4.1

Gross deferred income tax assets	$47.0	$31.6
Valuation allowance	(16.9)	(12.8)

Total deferred income tax assets, net	$30.1	$18.8

Deferred income tax liabilities:
Depreciation and amortization	(52.4)	(32.5)
Taxes on undistributed foreign earnings	(4.8)	(2.3)
Other	(4.1)	(6.8)

Total deferred income tax liability	$(61.3)	$(41.6)

Net deferred income tax liability	$(31.2)	$(22.8)

The temporary differences resulting from differing treatment of items for tax and accounting purposes result in deferred tax assets and liabilities. If deferred tax assets are not likely to be recovered in future years, a valuation allowance is recorded. During 2011, our valuation allowance increased $4.1 million. As of December 31, 2011 and 2010, a valuation allowance of $16.9 million and $12.8 million, respectively, was recorded against the deferred tax assets generated by capital loss, foreign loss and foreign tax credit carryforwards. Our capital loss carryforwards will expire over the next five years and our foreign loss and credit carryforwards will expire over the next ten years.

We have not provided for U.S. deferred income tax or foreign withholding tax on undistributed accumulated earnings in the amount of $143.2 million for certain non-U.S. subsidiaries, since these earnings are intended to be permanently reinvested in operations outside of the United States. It is impractical at this time to determine the tax impact if these earnings were distributed.

The total amount of unrecognized tax benefits as of December 31, 2011 and 2010, was $3.2 million and $2.1 million, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $3.2 million and $1.6 million as of December 31, 2011 and 2010, respectively.

Total amount of unrecognized tax benefits at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
Balance as of January 1	$2.1	$2.8
Additions for tax positions of prior years	0.4	—
Reductions for tax positions of prior years	—	—
Additions for tax positions of current year	2.2	0.4
Reductions relating to settlement and lapse of statute	(1.5)	(1.1)

Balance as of December 31	$3.2	$2.1

Consistent with prior periods, we classify interest on unrecognized tax benefits as interest expense and tax penalties as other income or expense on the statement of income. We classify any interest or penalties related to unrecognized tax benefits as other liabilities on the balance sheet. Interest related to taxes was insignificant for the years ended December 31, 2011, and December 31, 2010. The accrued interest payable for taxes as of December 31, 2011 and 2010, was $0.5 million for both years. There was no significant expense recognized, or significant liability recorded, for tax penalties as of December 31, 2011 or 2010.

We are regularly audited by federal, state, local and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amount of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. As of December 31, 2011, tax years 2007 and forward remained open for examination in some state and foreign jurisdictions, and tax years 2009 and forward remained open for the U.S. federal audit.

16. Stock-Based Compensation

In connection with the Change in Control Transaction described in Note 2, “Change in Control,” the Company adopted the TransUnion Corp. 2010 Management Equity Plan, as approved by the stockholders, under which stock-based awards may be issued to executive officers, employees and directors of the Company. As of December 31, 2011, a total of 4.5 million shares were authorized to be issued under the plan, of which 1.3 million shares remain available for future issuance.

Stock-based compensation expense recognized in 2011, 2010 and 2009 totaled $4.6 million, $31.8 million and $16.4 million, respectively. The income tax benefit related to stock-based compensation expense was approximately $1.7 million, $11.5 million and $5.8 million in 2011, 2010 and 2009, respectively.

Stock options

Effective June 15, 2010, the Company granted 3.0 million stock options under the 2010 Management Equity Plan with a ten-year term and an exercise price of $24.37 per share, which was equal to the fair value and the purchase price paid for the stock in the Change in Control Transaction. Of the options granted, 50% vest based on time (service condition awards), and 50% vest based on time and on meeting certain market conditions (market condition awards). Service condition awards vest over a five-year service period, with 20% vesting one year after the grant date and 5% vesting each quarter thereafter. Market condition awards vest in the same manner, contingent on meeting the designated market conditions. The service condition awards had a grant date fair value of $13.3 million, or $8.84 per share, measured using the Black-Scholes valuation model with the following assumptions: expected volatility of 30% based on comparable company volatility; expected life of 6.5 years using the simplified method described in SAB No. 107 because we do not have historical data related to exercise behavior; risk-free rate of return of 2.77% based on the rate of 7-year treasury bills on the date of the award; and an expected dividend yield of zero. The market condition awards had a grant date fair value of $5.0 million, or

$3.29 per share, measured using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition awards. Additional awards were granted in December 2010, with identical terms.

During 2011, the Company granted 203,000 service condition awards and 139,000 market condition awards with terms similar to awards granted in 2010. The weighted average grant date fair values were $10.24 per share for the service condition awards and $5.42 per share for the market condition awards. The fair value of the awards granted in 2011 was measured using the same methodology used to value the 2010 awards. For awards granted between January 1, 2011 and May 31, 2011, the fair value of the underlying stock was measured retrospectively based on the fair value and purchase price of the stock used in the Change in Control Transaction. The 2010 Management Equity Plan requires us to obtain an independent fair value of our stock on an annual basis. For awards granted after May 31, 2011, the fair value of the underlying stock was measured contemporaneously based on the valuation of our stock determined as of June 1, 2011. The assumptions used to measure the fair value of awards were consistent with those used in 2010, other than the risk-free rate of return, which was estimated at 2.40% based on the rate of 7-year treasury bills on June 1, 2011.

The following table summarizes stock option activity for the years ended December 31, 2011 and 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	—	$—
Granted	3,104,658	24.37
Exercised	—	—
Forfeited	(82,000)	24.37
Expired	—	—

Outstanding at December 31, 2010	3,022,658	$24.37	9.5	$—
Granted	342,000	28.25
Exercised	(6,500)	24.37
Forfeited	(129,200)	25.77
Expired	(600)	24.37

Outstanding at December 31, 2011	3,228,358	$24.72	8.6	$63.7

Vested and expected to vest as of December 31, 2011	3,062,490	$24.72	8.6	$60.5
Exercisable at December 31, 2011	444,599	$24.37	8.5	$8.9

As of December 31, 2011, stock-based compensation expense remaining to be recognized in future years was $10.2 million for service condition awards and $2.1 million for market condition awards, with a weighted-average recognition period of 3.7 and 2.5 years, respectively. During 2011, 451,699 stock options vested and 6,500 stock options were exercised. The total intrinsic value of stock options exercised in 2011 was $0.1 million. During 2010, no stock options vested.

Restricted stock and restricted stock units

During 2010, all unvested restricted stock previously issued to employees under the TransUnion Corp. Equity Award Program immediately vested upon the Change in Control Transaction. As a result, the Company recognized $20.7 million, approximately $13.2 million net of tax, of additional stock-based compensation expense on the date of the Change in Control Transaction.

The following table summarizes restricted stock and restricted stock unit activity for the years ended December 31, 2011, 2010 and 2009:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,161,451	$26.03	38,675	$23.23
Granted	656,413	20.60	—	—
Vested	(454,558)	25.04	(38,675)	23.23
Forfeited	(90,524)	23.79	—	—

Nonvested at December 31, 2009	1,272,782	$23.74	—	$—
Granted	556,276	23.03	—	—
Vested	(1,805,374)	23.52	—	—
Forfeited	(23,684)	23.87	—	—

Nonvested at December 31, 2010	—	$—	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at December 31, 2011	—	$—	—	$—

The total fair value of restricted stock vested in 2010 and 2009 was $44.3 million and $10.1 million, respectively. The total fair value of restricted stock units vested in 2009 was $0.9 million.

17. Fair Value

The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2011:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$10.3	$10.3	$—	$—

Total assets at fair value	$10.3	$10.3	$—	$—

Level 1 investments, which use quoted market prices in active markets for identical assets to establish fair value, include exchange traded mutual funds and publicly traded equity investments valued at their current market prices. At December 31, 2011, we did not have any investments valued using Level 2 or Level 3 inputs.

18. Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss), net of tax:

(in millions)	Net Unrealized Gain/(Loss) On Securities	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Accumulated Other Comprehensive Income / (Loss)
Balance at December 31, 2009	$—	$0.7	$1.1	$1.8
Change	—	8.6	(1.1)	7.5

Balance at December 31, 2010	$—	$9.3	$—	$9.3
Change	—	(12.9)	—	(12.9)

Balance at December 31, 2011	$—	$(3.6)	$—	$(3.6)

At December 31, 2009, the $1.1 million net unrealized gain on hedges is attributed to the unrealized holding gain, net of tax, on interest rate swaps held as an interest rate hedge on our term loan. During 2010, as part of the Change in Control Transaction, we cash settled these swap instruments and realized a loss of $2.1 million that was included in other income and expense. See Note 2, “Change in Control,” and Note 13, “Debt,” for additional information.

19. Business Acquisitions

2011 acquisitions

Crivo Sistemas em Informatica S.A.

On December 28, 2011, we acquired an 80% ownership interest in Crivo Sistemas em Informatica S.A. (“Crivo”), a Brazilian company, for $43.1 million in cash. The purchase was funded using cash on hand. Crivo provides software and services to companies in Brazil to help them make credit, risk and fraud-related decisions. This acquisition is in line with our strategic objective to invest in growing international regions and will be integrated into our International business segment. Pro forma financial information is not presented because the acquisition was not material to our 2011 consolidated operating results.

Purchase Price Allocation

The allocation of the purchase price is preliminary pending the preparation and review of the valuation of assets acquired and liabilities assumed, which is expected to be completed in the first quarter of 2012. The preliminary fair value of the net assets acquired and the liabilities assumed as of December 28, 2011, consisted of the following:

(in millions)	Preliminary Fair Value
Trade accounts receivable and other current assets	$0.5
Property and equipment	10.8
Other assets	1.0
Identifiable intangible assets	21.6
Goodwill(1)	32.6

Total assets acquired	$66.5
Total liabilities assumed	(12.6)

Net assets of acquired company	$53.9
Less: noncontrolling interests	(10.8)

Purchase price of 80% ownership interest	$43.1

(1)	None of the goodwill is tax deductible

The excess of the purchase price over the preliminary fair value estimate of net tangible and identifiable intangible assets was recorded as goodwill. The purchase price of Crivo exceeded the fair value of the net assets acquired primarily due to growth opportunities, synergies between its customer base and our existing products, and other technological and operational synergies.

Identifiable Intangible Assets

The preliminary fair value estimate of identifiable intangible assets acquired was based on management’s best estimate of fair value. The preliminary fair value estimates of the intangible assets acquired consisted of the following:

(in millions)	Preliminary Fair Value	Estimated Useful Life
Customer relationships	$9.2	12 years
Trademarks and tradenames	8.6	15 years
Noncompete agreements	2.7	5 years
Vendor relationships	1.1	15 years

Total identifiable intangible assets	$21.6

The preliminary weighted-average useful life of identifiable intangible assets is approximately twelve and one-half years.

Acquisition Costs

Acquisition costs consisting of investment banker fees, legal fees, due diligence and other external costs totaling $2.4 million were incurred and expensed during 2011 and are included in other income and expense.

Financial Healthcare Systems, LLC

On October 13, 2011, we acquired a 100% ownership interest in Financial Healthcare Systems, LLC (“FHS”), a Colorado limited liability company, for $49.4 million in cash. The purchase was funded using cash on hand. FHS provides software-as-a-service solutions to the healthcare industry that helps healthcare providers confirm patient out-of-pocket costs prior to providing healthcare services. This acquisition is in line with our strategic objective to invest in the growing healthcare industry and will supplement our current healthcare offerings in our USIS business segment. Pro forma financial information is not presented because the acquisition was not material to our 2011 consolidated operating results.

Purchase Price Allocation

The fair value of the net assets acquired and the liabilities assumed consisted of the following:

(in millions)	Fair Value
Trade accounts receivable and other current assets	$1.5
Property and equipment	8.3
Identifiable intangible assets	12.7
Goodwill(1)	28.0
Other assets	0.1

Total assets acquired	$50.6
Total liabilities assumed	(1.2)

Net assets acquired	$49.4

(1)	All of the goodwill is tax deductible

The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The purchase price of FHS exceeded the fair value of the net assets acquired primarily due to growth opportunities, synergies between its customer base and our existing products and other technological and operational synergies including cost savings from automating processes and eliminating common activities.

Identifiable Intangible Assets

The fair value of identifiable intangible assets was based on many factors including an analysis of historical financial performance and estimates of future performance, and was determined using analytical approaches appropriate to the facts and circumstances pertaining to the various classes of assets valued, including discounted cash flow, market-based and cost-to-replace approaches. The fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Customer relationships	$8.0	15 years
Trademarks	4.7	1-20 years

Total identifiable intangible assets	$12.7

The weighted-average useful life of identifiable intangible assets is approximately seventeen years.

Acquisition Costs

Acquisition costs consisting of legal fees and other external costs totaling $0.4 million were incurred and expensed during 2011 and are included in other income and expense.

2010 acquisition

On August 1, 2010, we acquired a 51% ownership interest in Databusiness S.A., located in Chile. The results of operations of this business have been included in the accompanying consolidated statements of income since the date of acquisition.

2009 acquisition

On December 31, 2009, we acquired a 100% ownership interest in MedData Health LLC (“MedData”) for $96.5 million in cash. MedData is a leading provider of healthcare information and data solutions for hospitals, physician practices and insurance companies and is included in our USIS business segment. We completed this acquisition to expand our healthcare product line and customer base and further leverage our existing operating model. The results of operations of this business have been included in the accompanying consolidated statements of income since the date of acquisition.

The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The purchase price of MedData exceeded the fair value of the net assets acquired primarily due to growth opportunities, synergies between its customer base and our existing products and other technological and operational synergies including cost savings from automating processes and eliminating common activities.

Acquisition Costs

Acquisition costs consisting of investment banker fees, legal fees and other external costs totaling $2.5 million were incurred and expensed during 2009 and are included in other income and expense.

20. Discontinued Operations

During the first quarter of 2010, we completed the sale of the remaining business comprising our real estate services business. During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders. We will have no significant ongoing relationship with either of these businesses. Revenue from discontinued operations in 2010 and 2009 was $5.0 million and

$23.0 million, respectively. The net loss from discontinued operations for 2011 of $0.5 million was a result of expenses incurred to wind down these operations. Income from discontinued operations for 2010 included gains, net of tax, of $10.9 million on the final disposal of these businesses and operating losses of $2.7 million. Income from discontinued operations for 2009 was $1.2 million.

21. Operating Segments

Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies.”

We evaluate the performance of segments based on revenue and operating income. Intersegment sales and transfers have been eliminated and were not material. In 2010, the Puerto Rico operating results were moved from the U.S. Information Services segment to the International segment to align with how we currently manage our business. All prior period amounts for Puerto Rico were reclassified accordingly.

The following is a more detailed description of the three operating segments and the Corporate unit, which provides support services to each operating segment:

U.S. Information Services

U.S. Information Services provides consumer reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. These services are offered to customers in the financial services, insurance, healthcare and other markets. These business customers use our products and services to acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, and manage fraud. This segment also provides mandated consumer services, including dispute investigations, free annual credit reports and other requirements of the United States Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), and other credit-related legislation.

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

Selected financial information for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

(in millions)	2011	2010	2009
Revenue
U.S. Information Services	$660.1	$636.0	$627.5
International	216.1	195.8	170.1
Interactive	147.8	124.7	127.2

Total	$1,024.0	$956.5	$924.8

Operating income (loss)
U.S. Information Services	$185.8	$177.1	$164.2
International	66.7	62.7	55.8
Interactive	56.5	37.7	46.4
Corporate	(56.3)	(61.4)	(62.0)

Total	$252.7	$216.1	$204.4

Reconciliation of operating income to income from continuing operations before income tax:
Operating income from segments	$252.7	$216.1	$204.4
Non-operating income and expense	(185.6)	(133.1)	1.3

Income from continuing operations before income tax	$67.1	$83.0	$205.7

Other income and expense, net, included earnings (losses) from equity method investments for the years ended December 31, 2011, 2010 and 2009, as follows:

(in millions)	2011	2010	2009
U.S. Information Services	$1.1	$(0.1)	$0.4
International	10.3	8.5	4.9
Interactive	—	—	—

Total	$11.4	$8.4	$5.3

Property, plant and equipment, net of accumulated depreciation and amortization, by segment, at December 31, 2011 and December 31, 2010, consisted of the following:

(in millions)	2011	2010
U.S. Information Services	$138.6	$134.0
International	34.7	19.3
Interactive	5.2	7.8
Corporate	23.9	25.0

Total	$202.4	$186.1

Cash paid for capital expenditures, by segment, for each of the years ended December 31, consisted of the following:

(in millions)	2011	2010
U.S. Information Services	$54.3	$29.7
International	12.3	9.3
Interactive	2.1	2.2
Corporate	5.3	5.6

Total	$74.0	$46.8

Depreciation expense of continuing operations, by segment, for each of the years ended December 31, consisted of the following:

(in millions)	2011	2010	2009
U.S. Information Services	$50.1	$47.0	$49.6
International	6.9	6.5	5.6
Interactive	4.3	4.8	5.0
Corporate	6.3	6.3	6.8

Total	$67.6	$64.6	$67.0

The following table summarizes our revenue based on the country where the revenue was earned:

	Approximate Percent of Consolidated Revenue
	2011	2010	2009
Country
United States	79%	80%	82%
South Africa	9%	9%	8%
Canada	6%	6%	6%
Other	6%	5%	4%

The following table summarizes long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset:

	Approximate Percent of Long-Lived Assets
	2011	2010	2009
Country
United States	80%	88%	91%
South Africa	5%	7%	6%
Canada	2%	2%	2%
Other	13%	3%	1%

22. Commitments

Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities in effect as of December 31, 2011, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations	Total
2012	$11.0	$134.3	$145.3
2013	9.0	32.5	41.5
2014	7.7	36.1	43.8
2015	4.9	22.9	27.8
2016	3.9	15.1	19.0
Thereafter	9.4	5.8	15.2

Totals	$45.9	$246.7	$292.6

Purchase obligations to be repaid in 2012 include $75.1 million of trade accounts payable that were included on the balance sheet as of December 31, 2011. Rental expense related to operating leases was $13.8 million, $13.0 million and $12.4 million in 2011, 2010 and 2009, respectively.

Licensing agreements

We have agreements with Fair Isaac Corporation to license credit-scoring algorithms and the right to sell credit scores derived from those algorithms. Payment obligations under these agreements vary due to factors such as the volume of credit scores we sell, what type of credit scores we sell, and how our customers use the credit scores. There are no minimum payments required under these licensing agreements; however we do have a significant level of sales volume related to these credit scores.

23. Contingencies

Litigation

Due to the nature of our businesses, claims against us will occur in the ordinary course of business. Some of these claims are, or purport to be, class actions that seek substantial damage amounts, including punitive damages. Claimants may seek modifications of business practices, financial incentives or replacement of products or services. We regularly review all claims to determine whether a loss is probable and, if probable, whether the loss can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued, taking into consideration legal positions, contractual obligations and applicable insurance coverages, and included in other current liabilities. We believe that the reserves established for pending or threatened claims are appropriate based on the facts currently known. Due to the uncertainties inherent in the investigation and resolution of a claim, however, additional losses may be incurred that could materially affect our financial results. Legal fees for ongoing litigation are considered a period cost and are expensed as incurred.

As of both December 31, 2011 and 2010, we had accrued $5.6 million for pending or anticipated claims of our continuing operations. These amounts were recorded in other accrued liabilities on the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses on the consolidated statements of income.

24. Related-Party Transactions

Legal Services

The Company paid $1.3 million, $0.9 million and $5.2 million in 2011, 2010 and 2009, respectively, to the law firm of Neal, Gerber & Eisenberg LLP for legal services. Marshall E. Eisenberg, a partner in the law firm, is a co-trustee of certain Pritzker family U.S. situs trusts that beneficially own in excess of 5% of the Company’s common stock.

The Company paid $4.4 million, $3.9 million and $0.5 million in 2011, 2010 and 2009, respectively, to the law firm of Latham and Watkins LLP. Michael A. Pucker, a partner in the law firm, is an immediate family member of a co-trustee of certain Pritzker family U.S. situs trusts that beneficially own in excess of 5% of the Company’s common stock.

Other Fees

In connection with the Change in Control Transaction discussed in Note 2, “Change in Control,” the Company paid $13.0 million to Madison Dearborn Partners, LLC and $2.6 million to The Pritzker Organization, L.L.C. in 2010.

Payables

Other liabilities included $4.1 million at December 31, 2011, owed to certain Pritzker family business interests related to tax indemnification payments arising in connection with the Change in Control Transaction. This amount is subject to future adjustments based on a final determination of tax expense. See Note 2, “Change in Control,” for additional information.

Issuances of Common Stock

On April 8, 2011, the Company issued an aggregate of 30,775 shares of common stock to QED Fund I, LP in a private placement transaction at a purchase price of $24.37 per share. Nigel W. Morris, one of the Company’s directors, is the managing member of QED Partners, LLC, the general partner of QED Fund I, LP, and is a 98% limited partner of QED Fund I, LP. Additionally, Mr. Morris is the managing member of QED Investors, LLC, the manager of QED Fund I, LP.

On May 3, 2011, the Company issued an aggregate of 22,500 shares of common stock to Matthew A. Carey, one of the Company’s directors, in a private placement transaction at a purchase price of $24.37 per share.

Investment Purchase

On November 4, 2011, the Company purchased 318,471 shares of Series A Preferred Stock of L2C, Inc. from QED Fund I, LP at a purchase price of $3.14 per share. Nigel W. Morris, one of the Company’s directors, is the managing member of QED Partners, LLC, the general partner of QED Fund I, LP, and is a 98% limited partner of QED Fund I, LP. Additionally, Mr. Morris is the managing member of QED Investors, LLC, the manager of QED Fund I, LP.

Debt

In connection with the Change in Control Transaction the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the RFC loan. The loan is an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest, due December 15, 2018, with prepayments of principal due annually based on excess foreign cash flows. See Note 2, “Change in Control,” and Note 13, “Debt,” for additional information.

Sale of Auction Rate Securities

In connection with the Change in Control Transaction, on June 15, 2010, the Company sold auction rate securities at fair value to an entity owned by Pritzker family business interests for $25.0 million, which was equal to the par value. This sale was made to assist in financing the Change in Control Transaction. See Note 2, “Change in Control.”

25. Quarterly Financial Data (Unaudited)

The quarterly financial data for 2011 and 2010 consisted of the following:

	Three Months Ended(1)
(in millions)	March 31, 2011(2)	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$245.9	$257.5	$267.6	$253.0
Operating income	55.1	60.5	72.8	64.3
Income (loss) from continuing operations	(23.3)	25.2	29.3	18.0
Discontinued operations, net of tax	(0.1)	(0.3)	—	—
Net income (loss)	(23.4)	24.9	29.3	18.0
Net income (loss) attributable to TransUnion Corp.	(25.5)	22.9	27.1	16.3

	Three Months Ended(1)
(in millions)	March 31, 2010	June 30, 2010 (3)	September 30, 2010	December 31, 2010
Revenue	$227.0	$237.4	$246.8	$245.4
Operating income	46.1	40.6	66.2	63.2
Income (loss) from continuing operations	26.8	(25.0)	17.4	17.4
Discontinued operations, net of tax	(4.2)	12.8	—	(0.4)
Net income (loss)	22.6	(12.2)	17.4	17.0
Net income (loss) attributable to TransUnion Corp.	20.8	(14.2)	15.1	14.9

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.
(2)

For the three months ended March 31, 2011, as a result of refinancing our senior secured credit facility in February 2011, the Company incurred a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million. See Note 13, “Debt,” for additional information.

(3)

For the three months ended June 30, 2010, in connection with the Change in Control Transaction described in Note 2, “Change in Control,” the Company incurred and expensed $27.8 million of transaction-related costs and $20.7 million of additional stock-based compensation as a result of the accelerated vesting of restricted stock upon change in control. See Note 16, “Stock-Based Compensation,” for additional information on the accelerated vesting of the restricted stock.

26. Financial Statements of Guarantors

As discussed in Note 13, “Debt,” the obligations under the senior secured notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp. and certain wholly owned domestic subsidiaries of Trans Union LLC. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor TransUnion Corp., the issuers Trans Union LLC and TransUnion Financing Corporation, the guarantor subsidiaries as a group and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34.6	$1.0	$0.1	$72.1	$—	$107.8
Trade accounts receivable, net	—	89.5	15.0	34.9	—	139.4
Due from (to) affiliates	19.7	(40.7)	3.0	18.0	—	—
Other current assets	9.2	41.8	—	4.4	—	55.4
Current assets of discontinued operations	—	—	—	0.1	—	0.1

Total current assets	63.5	91.6	18.1	129.5	—	302.7
Property, plant and equipment, net	—	147.6	25.0	29.8	—	202.4
Other marketable securities	—	10.3	—	—	—	10.3
Goodwill	—	6.3	189.9	79.0	—	275.2
Other intangibles, net	—	53.8	57.9	25.7	—	137.4
Other assets	(877.5)	526.3	2.4	39.4	387.2	77.8

Total assets	$(814.0)	$835.9	$293.3	$303.4	$387.2	$1,005.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.3	$46.0	$16.8	$12.0	$—	$75.1
Current portion of long-term debt	10.3	9.5	0.9	1.1	—	21.8
Other current liabilities	24.0	49.0	6.7	20.5	—	100.2
Current liabilities of discontinued operations	—	—	—	0.4	—	0.4

Total current liabilities	34.6	104.5	24.4	34.0	—	197.5
Long-term debt	—	1,578.4	—	7.5	(6.5)	1,579.4
Other liabilities	—	30.3	6.5	16.5	—	53.3

Total liabilities	34.6	1,713.2	30.9	58.0	(6.5)	1,830.2

Total TransUnion Corp. stockholders’ equity	(848.6)	(877.3)	262.4	221.2	393.7	(848.6)
Noncontrolling interests	—	—	—	24.2	—	24.2

Total stockholders’ equity	(848.6)	(877.3)	262.4	245.4	393.7	(824.4)

Total liabilities and stockholders’ equity	$(814.0)	$835.9	$293.3	$303.4	$387.2	$1,005.8

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81.4	$—	$—	$49.8	$—	$131.2
Trade accounts receivable, net	—	86.3	11.5	34.8	—	132.6
Due from (to) affiliates	(33.3)	(23.5)	14.0	42.8	—	—
Other current assets	5.4	37.5	2.3	4.8	—	50.0
Current assets of discontinued operations	—	—	—	0.6	—	0.6

Total current assets	53.5	100.3	27.8	132.8	—	314.4
Property, plant and equipment, net	—	143.4	24.7	18.0	—	186.1
Other marketable securities	—	19.2	0.1	—	—	19.3
Goodwill	—	6.3	161.9	55.5	—	223.7
Other intangibles, net	—	61.7	50.9	5.3	—	117.9
Other assets	(901.0)	499.2	0.2	14.6	479.8	92.8

Total assets	$(847.5)	$830.1	$265.6	$226.2	$479.8	$954.2

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$46.1	$10.8	$8.9	$—	$65.8
Current portion of long-term debt	4.9	9.5	0.7	—	—	15.1
Other current liabilities	15.8	65.6	5.4	16.6	—	103.4
Current liabilities of discontinued operations	—	—	—	2.0	—	2.0

Total current liabilities	20.7	121.2	16.9	27.5	—	186.3
Long-term debt	9.3	1,580.7	0.9	6.5	(6.5)	1,590.9
Other liabilities	—	34.4	5.5	(0.9)	—	39.0

Total liabilities	30.0	1,736.3	23.3	33.1	(6.5)	1,816.2

Total TransUnion Corp. stockholders’ equity	(877.5)	(906.2)	242.3	177.6	486.3	(877.5)
Noncontrolling interests	—	—	—	15.5	—	15.5

Total stockholders’ equity	(877.5)	(906.2)	242.3	193.1	486.3	(862.0)

Total liabilities and stockholders’ equity	$(847.5)	$830.1	$265.6	$226.2	$479.8	$954.2

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$637.3	$209.4	$238.4	$(61.1)	$1,024.0
Operating expenses
Cost of services	—	295.1	88.3	79.5	(41.4)	421.5
Selling, general and administrative	0.3	166.9	63.0	55.4	(21.1)	264.5
Depreciation and amortization	—	60.9	17.1	7.3	—	85.3

Total operating expenses	0.3	522.9	168.4	142.2	(62.5)	771.3
Operating income (loss)	(0.3)	114.4	41.0	96.2	1.4	252.7
Non-operating income and expense
Interest expense	(1.3)	(124.9)	—	(0.2)	—	(126.4)
Interest income	—	0.1	—	0.6	—	0.7
Other income and expense, net	42.9	28.0	(0.1)	(4.7)	(126.0)	(59.9)

Total non-operating income and expense	41.6	(96.8)	(0.1)	(4.3)	(126.0)	(185.6)
Income (loss) from continuing operations before income taxes	41.3	17.6	40.9	91.9	(124.6)	67.1
Benefit (provision) for income taxes	(0.5)	25.3	(20.9)	(21.7)	—	(17.8)

Income (loss) from continuing operations	40.8	42.9	20.0	70.2	(124.6)	49.3
Discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)

Net income (loss)	40.8	42.9	20.0	69.7	(124.6)	48.8
Less: net income attributable to noncontrolling interests	—	—	—	(8.0)	—	(8.0)

Net income (loss) attributable to TransUnion Corp.	$40.8	$42.9	$20.0	$61.7	$(124.6)	$40.8

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$614.8	$175.6	$215.4	$(49.3)	$956.5
Operating expenses
Cost of services	—	293.9	72.5	65.3	(35.9)	395.8
Selling, general and administrative	0.3	169.1	56.6	51.7	(14.7)	263.0
Depreciation and amortization	—	56.9	18.2	6.5	—	81.6

Total operating expenses	0.3	519.9	147.3	123.5	(50.6)	740.4
Operating income (loss)	(0.3)	94.9	28.3	91.9	1.3	216.1
Non-operating income and expense
Interest expense	(1.2)	(88.6)	—	(0.3)	—	(90.1)
Interest income	0.3	0.2	—	0.5	—	1.0
Other income and expense, net	38.0	30.3	(0.4)	(1.7)	(110.2)	(44.0)

Total non-operating income and expense	37.1	(58.1)	(0.4)	(1.5)	(110.2)	(133.1)
Income (loss) from continuing operations before income taxes	36.8	36.8	27.9	90.4	(108.9)	83.0
Benefit (provision) for income taxes	(0.2)	0.8	(13.6)	(33.3)	—	(46.3)

Income (loss) from continuing operations	36.6	37.6	14.3	57.1	(108.9)	36.7
Discontinued operations, net of tax	—	—	—	8.2	—	8.2

Net income (loss)	36.6	37.6	14.3	65.3	(108.9)	44.9
Less: net income attributable to noncontrolling interests	—	—	—	(8.3)	—	(8.3)

Net income (loss) attributable to TransUnion Corp.	$36.6	$37.6	$14.3	$57.0	$(108.9)	$36.6

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income

For the Twelve Months Ended December 31, 2009

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$621.5	$161.0	$188.4	$(46.1)	$924.8
Operating expenses
Cost of services	—	312.5	69.5	62.2	(40.0)	404.2
Selling, general and administrative	0.2	156.4	43.7	41.3	(7.0)	234.6
Depreciation and amortization	—	62.5	13.9	5.2	—	81.6

Total operating expenses	0.2	531.4	127.1	108.7	(47.0)	720.4
Operating income (loss)	(0.2)	90.1	33.9	79.7	0.9	204.4
Non-operating income and expense
Interest expense	(0.7)	(2.9)	(0.1)	(1.4)	1.1	(4.0)
Interest income	2.1	2.2	—	0.8	(1.1)	4.0
Other income and expense, net	128.0	76.1	(0.1)	(3.7)	(199.0)	1.3

Total non-operating income and expense	129.4	75.4	(0.2)	(4.3)	(199.0)	1.3
Income (loss) from continuing operations before income taxes	129.2	165.5	33.7	75.4	(198.1)	205.7
Benefit (provision) for income taxes	(3.8)	(37.6)	(15.5)	(16.5)	—	(73.4)

Income (loss) from continuing operations	125.4	127.9	18.2	58.9	(198.1)	132.3
Discontinued operations, net of tax	—	—	—	1.2	—	1.2

Net income (loss)	125.4	127.9	18.2	60.1	(198.1)	133.5
Less: net income attributable to noncontrolling interests	—	—	—	(8.1)	—	(8.1)

Net income (loss) attributable to TransUnion Corp.	$125.4	$127.9	$18.2	$52.0	$(198.1)	$125.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$40.8	$42.9	$20.0	$69.7	$(124.6)	$48.8
Less: income (loss) from discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)

Income (loss) from continuing operations	$40.8	$42.9	$20.0	$70.2	$(124.6)	$49.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	60.9	17.1	7.3	—	85.3
Loss on early extinguishment of debt	—	59.3	—	—	—	59.3
Stock-based incentive compensation	—	4.1	0.1	0.4	—	4.6
Deferred financing fees	—	4.2	—	—	—	4.2
Provision for losses on trade accounts receivable	—	1.0	0.3	0.6	—	1.9
Deferred taxes	(0.1)	(4.6)	1.1	0.1	—	(3.5)
Gain on sale or exchange of property	—	—	(0.3)	—	—	(0.3)
Other	—	(1.6)	1.8	(0.8)	—	(0.6)
Equity in net (income) loss from subsidiaries	(42.9)	(81.7)	—	—	124.6	—
Changes in assets and liabilities:
Trade accounts receivable	—	(4.2)	(2.8)	(4.6)	—	(11.6)
Other current and long-term assets	(49.1)	5.3	14.0	26.5	—	(3.3)
Trade accounts payable	0.1	6.4	5.3	3.1	—	14.9
Other current and long-term liabilities	13.6	(14.1)	—	4.8	—	4.3

Cash provided by (used in) operating activities of continuing operations	$(37.6)	$77.9	$56.6	$107.6	$—	$204.5
Cash used in operating activities of discontinued operations	—	—	—	(1.3)	—	(1.3)

Cash provided by (used in) operating activities	$(37.6)	$77.9	$56.6	$106.3	$—	$203.2
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(60.0)	(5.3)	(8.7)	—	(74.0)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Continued

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Investments in trading securities	—	(1.2)	—	—	—	(1.2)
Proceeds from sale of trading securities	—	9.9	—	—	—	9.9
Proceeds from sale and redemption of investments in available-for-sale securities	—	—	0.2	—	—	0.2
Investments in held-to-maturity securities	—	—	—	(6.3)	—	(6.3)
Proceeds from held-to-maturity securities	—	—	—	6.3	—	6.3
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	(50.7)	(54.5)	—	(105.2)
Acquisition related deposits	—	—	—	(8.6)	—	(8.6)
Other	—	(2.5)	—	(0.2)	—	(2.7)

Cash used in investing activities	$—	$(53.8)	$(55.8)	$(72.0)	$—	$(181.6)
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0	—	—	—	950.0
Extinguishment of senior secured credit facility	—	(945.2)	—	—	—	(945.2)
Prepayment fee on early extinguishment of senior secured credit facility	—	(9.5)	—	—	—	(9.5)
Repayments of debt	(3.9)	(7.1)	(0.7)	—	—	(11.7)
Treasury stock purchases	(0.2)	—	—	—	—	(0.2)
Distribution of merger consideration	(4.3)	—	—	—	—	(4.3)
Debt financing fees	—	(11.3)	—	—	—	(11.3)
Distributions to noncontrolling interests	—	—	—	(8.5)	—	(8.5)
Other	(0.8)	—	—	0.3	—	(0.5)

Cash used in financing activities	$(9.2)	$(23.1)	$(0.7)	$(8.2)	$—	$(41.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.8)	—	(3.8)

Net change in cash and cash equivalents	$(46.8)	$1.0	$0.1	$22.3	$—	$(23.4)
Cash and cash equivalents, beginning of period	81.4	—	—	49.8	—	131.2

Cash and cash equivalents, end of period	$34.6	$1.0	$0.1	$72.1	$—	$107.8

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$36.6	$37.6	$14.3	$65.3	$(108.9)	$44.9
Less: income (loss) from discontinued operations, net of tax	—	—	—	8.2	—	8.2

Income (loss) from continuing operations	$36.6	$37.6	$14.3	$57.1	$(108.9)	$36.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	56.9	18.2	6.5	—	81.6
Loss on early extinguishment of debt	—	11.0	—	—	—	11.0
Stock-based incentive compensation	—	28.7	—	—	—	28.7
Deferred financing fees	—	17.1	—	—	—	17.1
Provision (benefit) for losses on trade accounts receivable	—	1.0	(0.1)	0.6	—	1.5
Change in control transaction fees	—	27.7	—	—	—	27.7
Deferred taxes	—	7.9	0.5	4.3	—	12.7
(Gain) loss on sale or exchange of property	—	(3.9)	—	0.1	—	(3.8)
Other	(0.3)	(1.4)	—	(2.4)	0.1	(4.0)
Equity in net (income) loss from subsidiaries	(37.6)	(71.3)	—	—	108.9	—
Dividends received from subsidiaries	1,087.2	23.4	—	—	(1,110.6)	—
Changes in assets and liabilities:
Trade accounts receivable	—	(5.3)	(4.2)	(3.1)	—	(12.6)
Other current and long-term assets	34.2	(20.7)	(15.4)	(0.5)	0.3	(2.1)
Trade accounts payable	—	4.8	5.4	(1.2)	—	9.0
Other current and long-term liabilities	0.8	11.8	(6.8)	(4.4)	(0.3)	1.1

Cash provided by (used in) operating activities of continuing operations	$1,120.9	$125.3	$11.9	$57.0	$(1,110.5)	$204.6
Cash used in operating activities of discontinued operations	—	—	—	(4.2)	—	(4.2)

Cash provided by (used in) operating activities	$1,120.9	$125.3	$11.9	$52.8	$(1,110.5)	$200.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Continued

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(26.0)	(11.9)	(8.9)	—	(46.8)
Investments in trading securities	—	(1.3)	—	—	—	(1.3)
Proceeds from sale of trading securities	—	1.3	—	—	—	1.3
Proceeds from sale and redemption of investments in available-for-sale securities	114.4	—	—	—	—	114.4
Proceeds from held-to-maturity securities	—	—	—	4.9	—	4.9
Proceeds from sale of assets of discontinued operations	—	—	—	10.6	—	10.6
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	(3.1)	—	(14.0)	3.1	(14.0)
Other	—	16.5	—	0.3	(15.5)	1.3

Cash provided by (used in) investing activities	$114.4	$(12.6)	$(11.9)	$(7.1)	$(12.4)	$70.4
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0	—	—	—	950.0
Proceeds from issuance of senior notes	—	645.0	—	—	—	645.0
Proceeds from RFC loan	16.7	—	—	—	—	16.7
Proceeds from revolving line of credit	—	15.0	—	—	—	15.0
Repayments of debt	(89.1)	(520.4)	—	(15.5)	15.5	(609.5)
Treasury stock purchases	(5.4)	—	—	—	—	(5.4)
Distribution of merger consideration	(1,178.6)	—	—	—	—	(1,178.6)
Debt financing fees	—	(85.5)	—	—	—	(85.5)
Change in control transaction fees	—	(27.7)	—	—	—	(27.7)
Dividends to Parent	—	(1,087.2)	—	(23.4)	1,110.6	—
Distributions to noncontrolling interests	—	—	—	(8.6)	—	(8.6)
Other	0.1	(1.9)	—	3.1	(3.2)	(1.9)

Cash provided by (used in) financing activities	$(1,256.3)	$(112.7)	$—	$(44.4)	$1,122.9	$(290.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.8	—	1.8

Net change in cash and cash equivalents	$(21.0)	$—	$—	$3.1	$—	$(17.9)
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $11.6	102.4	—	—	46.7	—	149.1

Cash and cash equivalents, end of period	$81.4	$—	$—	$49.8	$—	$131.2

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2009

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$125.4	$127.9	$18.2	$60.1	$(198.1)	$133.5
Less: income (loss) from discontinued operations, net of tax	—	—	—	1.2	—	1.2

Income (loss) from continuing operations	$125.4	$127.9	$18.2	$58.9	$(198.1)	$132.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	62.5	13.9	5.2	—	81.6
Stock-based incentive compensation	—	13.4	—	—	—	13.4
Deferred financing fees	—	0.5	—	—	—	0.5
Provision (benefit) for losses on trade accounts receivable	—	2.4	0.1	(0.5)	—	2.0
Deferred taxes	2.0	8.5	0.7	(2.4)	—	8.8
(Gain) loss on sale or exchange of property	(0.5)	0.3	—	—	—	(0.2)
Other	(0.2)	(0.9)	—	(1.0)	—	(2.1)
Equity in net (income) loss from subsidiaries	(127.9)	(70.2)	—	—	198.1	—
Dividends received from subsidiaries	535.7	51.8	—	—	(587.5)	—
Changes in assets and liabilities:
Trade accounts receivable	—	15.8	(0.2)	(2.2)	—	13.4
Other current and long-term assets	(16.1)	41.9	(17.5)	5.1	0.7	14.1
Trade accounts payable	—	1.1	(5.8)	0.7	—	(4.0)
Other current and long-term liabilities	55.0	(65.6)	0.6	2.0	—	(8.0)

Cash provided by (used in) operating activities of continuing operations	$573.4	$189.4	$10.0	$65.8	$(586.8)	$251.8
Cash used in operating activities of discontinued operations	—	—	—	(6.8)	(0.7)	(7.5)

Cash provided by (used in) operating activities	$573.4	$189.4	$10.0	$59.0	$(587.5)	$244.3
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(39.7)	(10.0)	(6.6)	—	(56.3)
Investments in trading securities	—	(0.2)	—	—	—	(0.2)
Proceeds from sale of trading securities	—	0.7	—	—	—	0.7

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Continued

For the Twelve Months Ended December 31, 2009

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Investments in available-for-sale securities	—	(8.4)	—	—	—	(8.4)
Proceeds from sale and redemption of investments in available-for-sale securities	23.5	6.2	—	—	—	29.7
Investments in held-to-maturity securities	(268.8)	—	—	(5.4)	—	(274.2)
Proceeds from held-to-maturity securities	269.0	—	—	6.0	—	275.0
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	(101.0)	—	(0.3)	—	(101.3)
Other	—	0.3	—	—	—	0.3

Cash provided by (used in) investing activities	$23.7	$(142.1)	$(10.0)	$(6.3)	$—	$(134.7)
Cash flows from financing activities:
Repayments of debt	(17.3)	(0.5)	—	—	—	(17.8)
Proceeds from secured line of credit	106.4	—	—	—	—	106.4
Proceeds from issuance of long-term debt	—	500.0	—	—	—	500.0
Treasury stock purchases	(907.2)	—	—	—	—	(907.2)
Debt financing fees	—	(11.1)	—	—	—	(11.1)
Dividends to Parent	—	(535.7)	—	(51.8)	587.5	—
Distributions to noncontrolling interests	—	—	—	(7.6)	—	(7.6)

Cash provided by (used in) financing activities	$(818.1)	$(47.3)	$—	$(59.4)	$587.5	$(337.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4.0	—	4.0

Net change in cash and cash equivalents	$(221.0)	$—	$—	$(2.7)	$—	$(223.7)
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $16.8	323.4	—	—	49.4	—	372.8

Cash and cash equivalents, end of period, including cash of discontinued operations of $11.6	$102.4	$—	$—	$46.7	$—	$149.1

27. Subsequent Event

On February 17, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spartan Parent Holdings Inc. (“Acquisition Co”) and Spartan Acquisition Sub Inc., entities formed by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs Capital Partners (“GSCP”), pursuant to which Acquisition Co will acquire 100% of the outstanding common stock of the Company. Pursuant to the Merger Agreement, the aggregate purchase price for the outstanding common stock and options to purchase common stock of the Company will be approximately $1.685 billion, plus the assumption or replacement of existing debt. In connection with the Merger Agreement, all existing stockholders of the Company will be entitled to receive cash consideration for their shares, and all existing optionholders will be entitled to receive cash consideration based on the value of their options. It is currently contemplated that certain management stockholders may continue to hold equity interests in the Company (or Acquisition Co) following the closing of the transactions contemplated by the Merger Agreement. The transactions contemplated by the Merger Agreement are expected to close late first quarter or early second quarter of 2012, subject to the satisfaction or waiver of conditions specified in the Merger Agreement, including the expiration or termination of certain waiting periods, or the receipt of clearance, as required, under applicable competition laws. The Merger Agreement contains certain termination rights for Acquisition Co, on the one hand, and the Company, on the other, and further provides that upon termination of the Merger Agreement, under specified circumstances, Acquisition Co would be required to pay the Company a termination fee in varying amounts, depending on the circumstances that resulted in the termination.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 17, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spartan Parent Holdings Inc., a Delaware corporation (“Acquisition Co”), Spartan Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), MDCPVI TU Holdings, LLC, a Delaware limited liability company, solely in its capacity as the stockholder representative under the Merger Agreement. The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Acquisition Co. Acquisition Co is jointly owned by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs Capital Partners (“GSCP”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Company’s Board of Directors and the Company’s voting stockholders.

At the effective time of the Merger, (i) each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time shall be automatically converted into one share of common stock of the Company, and (ii) each share of common stock of the Company (other than shares (a) held by the Company in treasury, or (b) held by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be canceled and converted automatically into the right to receive cash consideration in accordance with the provisions of the Merger Agreement (the “Per Share Merger Consideration”). Additionally, immediately prior to the effective time, all vested and unexercised options to purchase shares of common stock of the Company (collectively, the “Company Options”) under the TransUnion Corp. 2010 Management Equity Plan will be entitled to receive cash consideration in accordance with the provisions of the Merger Agreement (the “Per Option Merger Consideration”). The Company intends to accelerate the vesting of any unvested Company Options immediately prior to the closing of the Merger.

The aggregate purchase price for the outstanding common stock and Company Options is calculated off a base equity valuation of the Company as of February 17, 2012 of $1.685 billion. It is currently contemplated that certain management stockholders and certain option holders may “rollover” a portion of their current equity interest in the Company into equity interests of the surviving corporation or Acquisition Co following the closing of the Merger.

The transactions contemplated by the Merger Agreement are expected to close late first quarter or early second quarter of 2012, subject to the satisfaction or waiver of conditions specified in the Merger Agreement, including the expiration or termination of certain waiting periods, or the receipt of clearance, as required, under applicable competition laws. There can be no assurance, however, that the Merger and the transactions contemplated by the Merger Agreement will occur within the expected timeframe or at all. If the Merger is not consummated by April 30, 2012, subject to certain extensions as provided in the Merger Agreement, either party generally has the right to terminate the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and Acquisition Co. Upon termination of the Merger Agreement under specified circumstances, Acquisition Co will be required to pay the Company a reverse termination fee in varying amounts, depending upon the circumstances that resulted in the termination. If the Merger Agreement is terminated and the Company breached its obligations under the Merger Agreement, Acquisition Co may pursue remedies against the Company, however, the maximum monetary recovery of Acquisition Co is limited to $101.1 million (with a right of specific performance against the Company).

Acquisition Co and Merger Sub have obtained financing commitments for the transaction contemplated by the Merger Agreement. Subject to the terms and conditions set forth in the financing commitment, funds affiliated with Advent and GSCP have committed to invest, directly or indirectly, at or immediately prior to the consummation of the Merger, up to $1,685 million in Acquisition Co of Merger Sub, solely for the purpose of (i) funding the aggregate Per Share Merger Consideration and (ii) paying all related fees and expenses pursuant to, and in accordance with, the Merger Agreement. Advent and GSCP have also agreed to guarantee certain obligations of Acquisition Co and Merger Sub under the Merger Agreement, on the terms and subject to the conditions set forth in a sponsor guarantee in favor of the Company, including the payment of any reverse termination fee and specified costs and expenses that may become payable by Acquisition Co.

The Company has made various representations, warranties and covenants in the Merger Agreement, including covenants regarding the conduct of the business of the Company prior to the consummation of the Merger. The Company may not take certain specified actions prior to the effective time of the Merger without the prior consent of Acquisition Co, including incurring any debt other than certain limited drawdowns pursuant to the Company’s existing Credit Agreemetn and granting any stock options. Under the Merger Agreement, the Company is subject to a “no shop” restriction on its ability to solicit offers or proposals relating to an alternative acquisition proposal. The voting stockholders of the Company have already approved and adopted the Merger and the Merger Agreement by written consent.

The representations, warranties and covenants of the Company contained in the Merger Agreement have been made solely for the benefit of Acquisition Co and Merger Sub. In addition, such representations, warranties and covenants (i) have been made only for purposes of the Merger Agreement, (ii) have been qualified by (a) matters specifically disclosed in any reports filed by the Company with the Securities and Exchange Commission since January 1, 2011 and (b) confidential disclosures made to Acquisition Co and Merger Sub in connection with the Merger Agreement, (iii) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by you, (iv) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement, and (v) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Accordingly, the Merger Agreement is included with this filing only to provide you with information regarding the terms of the Merger Agreement, and not to provide you with any other factual information regarding the Company or its business. You should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, the annual, quarterly and current reports and other documents that the Company files or has filed with the SEC.

The foregoing description of the material terms and conditions of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to this annual report and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and principal officers, and their positions and ages, are set forth below:

Name	Age	Position
John A. Canning, Jr.	67	Director
Timothy M. Hurd	42	Director
Vahe A. Dombalagian	38	Director
Edward M. Magnus	36	Director
Nigel W. Morris	53	Director
Penny Pritzker	52	Director, Non-Executive Chairman of the Board of Directors
Matthew A. Carey	47	Director
Renu Karnad	59	Director
Reuben Gamoran	51	Director
Siddharth N. (Bobby) Mehta	53	Director, President & Chief Executive Officer
Samuel A. Hamood	43	Executive Vice President & Chief Financial Officer
John W. Blenke	56	Executive Vice President, Corporate General Counsel, and Corporate Secretary
Jeffrey J. Hellinga	53	Executive Vice President—U.S. Information Services
Mohit Kapoor	48	Executive Vice President & Chief Information and Technology Officer
Andrew Knight	54	Executive Vice President—International
Mary K. Krupka	56	Executive Vice President—Human Resources
Mark W. Marinko	50	Executive Vice President—Interactive

The present and principal occupations and recent employment history of each of our directors and executive officers listed above is as follows:

John A. Canning, Jr. has been a member of the Company’s board of directors since 2010 and previously served on our board of directors from 2006 to 2009. Mr. Canning is the Chairman and co-founder of Madison Dearborn Partners. Prior to co-founding Madison Dearborn Partners, Mr. Canning spent 24 years with First Chicago Corporation, most recently as Executive Vice President of The First National Bank of Chicago and President of First Chicago Venture Capital. Mr. Canning currently serves on the board of directors of Corning Incorporated, Exelon Corporation, Milwaukee Brewers Baseball Club, Northwestern Memorial Hospital and Children’s Inner City Educational Fund and on the board of trustees of the Museum of Science and Industry and Northwestern University. Mr. Canning serves on the Audit and Compensation Committees of Exelon Corporation, and on the Finance and Nominating and Corporate Governance Committees of Corning Incorporated. Mr. Canning is also a director and co-chairman of the Big Shoulders Fund, a commissioner of the Irish Pension Reserve Fund, a trustee and former chairman of The Chicago Community Trust, a trustee and chairman of The Field Museum, chairman of the Chicago News Cooperative, chairman of the Economic Club of Chicago and former director and chairman of the Federal Reserve Bank of Chicago. As a result of Mr. Canning’s experience as a co-founder of Madison Dearborn Partners and long tenure with First Chicago Corporation, where he managed the bank’s venture investments, Mr. Canning brings to our board of directors over 30 years of experience in private equity investing and provides our board of directors with valuable advice in making investment and acquisition decisions.

Timothy M. Hurd has been a member of the Company’s board of directors since 2010. Mr. Hurd is a Managing Director of Madison Dearborn Partners and joined that firm in 1996. Prior to joining Madison Dearborn Partners, Mr. Hurd was with Goldman, Sachs & Co. Mr. Hurd currently serves on the board of directors of CapitalSource

Inc., Nuveen Investments, Inc., Children’s Memorial Foundation and the Endowment & Investment Committee of the Chicago Symphony Orchestra. As a result of his role as Managing Director of Madison Dearborn Partners and former position at Goldman, Sachs & Co., Mr. Hurd brings to our board of directors extensive investment experience in the financial services industry as well as expertise in private equity investments and acquisitions.

Vahe A. Dombalagian has been a member of the Company’s board of directors since 2010. Mr. Dombalagian is a Managing Director of Madison Dearborn Partners and joined that firm in 2001. Prior to joining Madison Dearborn Partners, Mr. Dombalagian was with Texas Pacific Group, a private equity firm and Bear Stearns & Co., Inc. Mr. Dombalagian currently serves on the board of directors of Cinemark Holdings, Inc., L.A. Fitness International, LLC and Nuveen Investments, Inc. Mr. Dombalagian’s experience in investment banking and private equity has provided significant contributions to our board of directors in the areas of investment and strategic planning and through his experience with the financial services industry. Mr. Dombalagian has provided valuable advice to our board of directors on compensation plans and structures as well as financing and acquisition decisions.

Edward M. Magnus has been a member of the Company’s board of directors since 2010. Mr. Magnus is a Director of Madison Dearborn Partners and joined that firm in 2004. Prior to joining Madison Dearborn Partners, Mr. Magnus was with Donaldson, Lufkin, & Jenrette in the financial institutions group and with Madison Dearborn Partners as an Associate for two years. Mr. Magnus currently serves on the board of directors of Nuveen Investments, Inc. Mr. Magnus’ extensive experience in private equity, strategic planning and acquisitions provides valuable financial and strategic insight to our board of directors. In addition, as a result of his experience at Donaldson, Lufkin & Jenrette and through his experience with the financial services industry, he brings to the board of directors extensive knowledge of the investment banking industry.

Nigel W. Morris has been a member of the Company’s board of directors since 2011. Mr. Morris is the managing partner of QED Investors LLC, a direct investment fund focused on high-growth companies that leverage the power of data strategies and joined QED Investors LLC in 2008. In addition, he works in an advisory capacity with General Atlantic Partners and Oliver Wyman Consulting. He serves on the board of numerous for-profit companies, including Prosper, Media Math and Mobile Posse. He is also on the board of the London Business School and is a trustee of the Brookings Institution. From 2003 through 2007, Mr. Morris served as a director of Quanta Capital Holdings Ltd., where he served on the Compensation, Audit and Governance Committees. Previously, he co-founded Capital One Financial Services in 1994, where he served as Vice Chairman, President and Chief Operating Officer. Mr. Morris’ experience in private equity has provided significant contributions to our board of directors in the areas of investment and strategic planning. Additionally, Mr. Morris has significant experience serving on numerous boards of directors of for-profit and not-for-profit organizations.

Penny Pritzker has been the Non-Executive Chairman of the board of directors since 2005. Ms. Pritzker serves as President and Chief Executive Officer of Pritzker Realty Group, a real estate investment and advisory firm; is co-founder and Chairman of The Parking Spot, a near-airport parking company; is a Director and Vice President of The Pritzker Foundation, a charitable foundation; a member of the President’s Council on Jobs and Competitiveness; and served as National Finance Chair of Barack Obama’s presidential campaign. Ms. Pritzker is also a director of Hyatt Hotels Corporation. Ms. Pritzker served as a director of the Marmon Group, Inc. until March 2008. Ms. Pritzker served as director of the William Wrigley Jr. Company from 1994 to 2005, and as director for LaSalle Bank Corporation, N.A. from 2004 to 2007. Through her work with Pritzker Realty Group, Vi, The Parking Spot and various other Pritzker family business interests, Ms. Pritzker brings to our board of directors extensive experience in corporate operations, transactions and finance matters. Additionally, Ms. Pritzker has significant experience serving on boards of directors for profit and not-for-profit organizations. Ms. Pritzker also contributes to the gender diversity of the board of directors.

Matthew A. Carey has been a member of the Company’s board of directors since 2009. Mr. Carey is Executive Vice President and Chief Information Officer for The Home Depot, where he is responsible for all aspects of Home Depot’s information technology and communication systems and services. Mr. Carey is also a member of the Infrastructure Committee of the board of directors of The Home Depot. Before joining The Home Depot in 2008, Mr. Carey served as senior vice president and chief technology officer at eBay. Prior to joining eBay in 2006, Mr. Carey spent more than 20 years with Wal-Mart, where he was Senior Vice President and Chief Technology Officer. As a result of his various positions at The Home Depot, eBay and Wal-Mart, Mr. Carey brings decades of experience in information technology, corporate strategy and best practices across complex organizations. Mr. Carey brings to the board of directors deep insight into the ways in which information technology can enable global companies to succeed.

Renu S. Karnad has been a member of the Company’s board of directors since 2008. Ms. Karnad serves in numerous leadership roles, including serving as a director for ICI India, Limited, Credit Information Bureau (India) Limited, Motor Industries Co. Limited, Mother Dairy Fruits and Vegetables Private Limited, HDFC ERGO General Insurance Company Limited, Gruh Finance Limited, Sparsh BPO Services Limited and Geeknet, Inc. Ms. Karnad is a member of the Managing Committee of Indian Cancer Society and Vice Chairperson of the Governing Council of Indraprastha Cancer Society & Research Centre. Having served as a member of the management team of India’s largest mortgage finance institution for the last eight years, Ms. Karnad brings extensive financial expertise to our board of directors. Ms. Karnad brings to our board of directors significant international business experience, particularly in India. Ms. Karnad also contributes to the gender diversity of the board of directors.

Reuben Gamoran has been a member of the Company’s board of directors since 2011 and previously served on our board of directors from 2008 to 2010. Mr. Gamoran has served as Executive Vice President and Chief Financial Officer of Wm. Wrigley Jr. Company since 2008. Prior to his current position, Mr. Gamoran served as Wrigley’s Controller—International from 1996 until 1999, its Controller from 1999 through 2001, and its Vice President and Controller from 2001 through 2003. From 2004 through 2005, Mr. Gamoran was Wrigley’s Vice President and Chief Financial Officer and from 2006 through 2008, Mr. Gamoran served as its Senior Vice President and Chief Financial Officer. As a result of his various positions and long history with the Wm. Wrigley Jr. Company, Mr. Gamoran brings extensive financial and operational experience in both developed and emerging markets. Mr. Gamoran also brings to our board of directors valuable experience with public company audit and compensation committees and with banking and capital market transactions.

Siddharth N. (Bobby) Mehta joined the Company in August 2007. Since he joined he has served as the President & Chief Executive Officer. From May 2007 through July 2007, he was a consultant to our board of directors. From 1998 through February 2007, he held a variety of positions with HSBC Finance Corporation and HSBC North America Holdings, Inc. From May 2005 through February 2007, he was the Chairman and Chief Executive Officer of HSBC Finance Corporation. From March 2005 through February 2007, he was also the Chief Executive Officer of HSBC North American Holdings, Inc. From 1998 through February 2005, he was the Group Executive, Credit Card Services, of HSBC Finance Corporation. Prior to HSBC, he served as a Senior Vice President at the Boston Consulting Group in Los Angeles and co-leader of Boston Consulting Group’s Financial Services Practice where he developed retail, insurance and investment strategies for a variety of financial service clients. He also serves on the board of directors of DataCard Group, The Chicago Public Education Fund, The Field Museum and the Myelin Repair Foundation. Mr. Mehta brings executive level experience and extensive knowledge of the banking industry and credit markets to our board of directors. His influential role in our key operations and understanding of our full range of services, his reputation and relationships with our clients and in the industry, his expertise in the financial and trading markets and his extensive knowledge of the banking sector all serve to provide our board of directors with valuable institutional insights regarding our customer relationships, strategic development and direction, execution of our business plan and the opportunities and challenges faced by our industry.

Samuel A. Hamood joined the Company in February 2008. Since he joined he has served as Executive Vice President & Chief Financial Officer. From 2002 through January 2008, he held a variety of positions at Electronic Data Systems. From January 2007 to January 2008, he was the Chief Financial Officer for the U.S. Region. From April 2004 to December 2006, he was the Vice President of Investor Relations. From 2002

through March 2004, he was the Senior Director of Corporate Strategy and Planning. Prior to that, he spent six years with the Walt Disney Company in a variety of finance and strategy roles with increasing levels of responsibility. He also spent five years in the audit practice of Deloitte and Touche, LLP.

John W. Blenke joined the Company in May 2003. Since he joined he has served as the Executive Vice President, Corporate General Counsel and Corporate Secretary. From 1989 through April 2003, he held a variety of positions with Household International, Inc. (predecessor to HSBC North America), including most recently the Vice President of Corporate Law, where he managed the corporate legal functions responsible for mergers and acquisitions, corporate finance and consumer finance branch-based and wholesale lending.

Jeffrey J. Hellinga joined the Company in 1998. Since January 2005, he has served as the Executive Vice President of the U.S. Information Services segment. Prior to that, he held a variety of management positions with increasing levels of responsibility since he joined the Company.

Mohit Kapoor joined the Company in April 2011. Since he joined he has served as our Executive Vice President & Chief Information and Technology Officer. From March 2002 through April 2011, he held a variety of positions at HSBC Bank USA, N.A. (“HSBC”). From June 2008 through April 2011, he served as a Managing Director. From December 2007 through May 2008, he served as a Managing Director and Chief Information Officer of the HBIO business of HSBC. From September 2005 through November 2007, he served as the Chief Information Officer for HSBC Bank Brazil S.A. From February 2004 through August 2005, he served as a Senior Director of Business Systems for HSBC.

Andrew Knight joined the Company in 1993. Since June 2008, he has served as the Executive Vice President of the International segment. From February 1995 through May 2008, he was the Chief Executive Officer of TransUnion Africa.

Mary K. Krupka joined the Company in 1977. Since January 2003, she has served as the Executive Vice President of Human Resources. Prior to that, she held a variety of human resource management positions with increasing levels of responsibility since she joined the Company.

Mark W. Marinko joined the Company in 1996. Since September 2004, he has served as the Executive Vice President of the Interactive segment. Prior to that, he held a variety of finance management positions with increasing levels of responsibility since he joined the Company.

There is no family relationship among any of the Company’s directors and executive officers.

Audit committee

The audit committee of the Company currently consists of Messrs. Dombalagian, Gamoran and Carey and Ms. Karnad. TransUnion’s board of directors has determined that Mr. Gamoran is an audit committee financial expert, as such term is defined in the rules and regulations of the SEC, and that Mr. Gamoran is independent within the meaning of the SEC rules and the listing standards of the NYSE (for audit committee independence purposes).

Code of Business Conduct

The Company has adopted the TransUnion Code of Business Conduct that applies to all of the Company’s directors, officers and employees. Any waiver of the provisions of the Code of Business Conduct for senior officers and directors may be made only by the Company’s board of directors or one of the committees of the Company’s board. For all others, only the Corporate General Counsel of TransUnion may approve a waiver. Any required disclosure regarding a waiver will be promptly disclosed in a Report on Form 8-K. A copy of TransUnion’s Code of Business Conduct is available at www.transunion.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the “Compensation Discussion and Analysis” describes the material elements of compensation paid or awarded to our principal executive officer, principal financial officer and the other three most highly compensated executive officers (collectively, our “named executive officers” or “NEOs”).

For 2011 our named executive officers are:

•	Mr. Siddharth N. (Bobby) Mehta—President & Chief Executive Officer (“CEO”)

•	Mr. Samuel A. Hamood—Executive Vice President & Chief Financial Officer

•	Mr. Mohit Kapoor—Executive Vice President & Chief Information and Technology Officer

•	Mr. Jeffrey J. Hellinga—Executive Vice President, U.S. Information Services

•	Mr. John W. Blenke—Executive Vice President, Corporate General Counsel & Corporate Secretary

The specific amounts and material terms of such compensation paid, payable or awarded for 2011 to the named executive officers are disclosed under “—Executive Compensation—Summary Compensation Table—2011” and the subsequent tables and narrative. The Compensation Committee of our board of directors (the “Compensation Committee”) oversees the compensation program for our named executive officers.

Executive Summary

Our compensation program is intended to align the interests of our executives and stockholders by rewarding executives for the achievement of strategic goals that successfully drive our operations and, thereby, enhance stockholder value. The primary components of our executive compensation program are base salary, annual cash incentives and long-term equity awards.

We provide named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. The Compensation Committee annually evaluates the performance of our NEOs and determines their base salaries and other compensation in light of our strategic goals and objectives and the executive compensation program. Base salaries for 2011 were not increased as they were in line with targeted compensation.

Our annual cash incentives are designed to reward executive officers based on individual performance (as measured against individual goals) and our overall financial results (as measured against financial targets). The incentive targets, which are set annually with the review and approval of the Compensation Committee, are intended to highlight key strategic priorities and financial metrics.

While the global economy remained volatile throughout most of 2011, for the year ended December 31, 2011, TransUnion reported Adjusted EBITDA, as defined following the “Objectives, Weighting and Potential Payouts” table, of $352.8 million on revenue of $1.024 billion compared to Adjusted EBITDA of $326.6 million on revenue of $956.5 million for the year ended December 31, 2010, an increase of 8.0% in Adjusted EBITDA and 7.1% in revenue. In 2011, we exceeded both our overall corporate Adjusted EBITDA and revenue plan targets.

As a result of this strong financial performance and the achievement of non-financial corporate objectives our executives achieved annual cash incentives of 130 to 193% of their target opportunities.

We use stock options to create a strong alignment between management’s interests and those of the stockholders. As part of the June 2010 change in control transaction, executives received stock option grants, which are intended to provide equity compensation over five years. As a result, our named executive officers, other than Mr. Kapoor, did not receive any equity grants in 2011. Mr. Kapoor received a grant in 2011 in connection with his hiring.

The Compensation Committee uses various tools, such as benchmarking reports and tally sheets, to confirm that the level of pay of each named executive officer is appropriate. Additionally, base salary, annual bonus goals and long-term equity awards are each specifically designed to meet the compensation objectives set forth below.

Compensation Philosophy and Objectives

The following statements identify key components of our compensation philosophy. These statements are used to guide the Compensation Committee in making compensation decisions.

•	Attract, motivate and retain highly experienced executives who are vital to our short- and long-term success, profitability and growth.

•

Create alignment with executives and stockholders by rewarding executives for the achievement of strategic goals that successfully drive our strategy and operations and, thereby, enhance shareholder value.

•	Differentiate rewards based on actual individual performance while also rewarding executives for our overall results.

These objectives have provided a basis for our compensation program since 2005. The Compensation Committee, which is responsible for establishing and reviewing our overall compensation philosophy, evaluates these objectives on an annual basis to confirm the appropriateness of each objective in light of the overall corporate strategy and typical market practices.

Role of Compensation Committee, Management and Compensation Consultant in Compensation Decisions

The Compensation Committee was created to provide stewardship over our compensation and benefit programs, including executive compensation and equity plans. Pursuant to its Charter, the Compensation Committee is responsible for overseeing our executive compensation program, developing and reviewing our executive compensation philosophy and approving decisions regarding executive compensation. As part of this responsibility, the Compensation Committee evaluates the performance of the CEO and determines his compensation in light of our strategic goals and objectives and the executive compensation program. The Compensation Committee also annually reviews and approves all compensation decisions affecting our executive officers, including our named executive officers.

Additionally, the Compensation Committee performs the following functions in carrying out its responsibilities:

•	Reviews annually the components of our executive compensation programs to determine whether they are consistent with our compensation philosophy;

•	Reviews and approves corporate goals and objectives relevant to the CEO’s compensation, including annual performance objectives;

•

Recommends to the board of directors the creation or amendment of any compensation program which permits participation of the executive officers or any other executive whose compensation is determined by the Compensation Committee; and

•	Reviews, approves, and monitors any employment, separation or change-in-control severance agreements.

The Compensation Committee is ultimately responsible for making the compensation decisions. However, in making its decisions, the Committee seeks and considers input from senior management and Meridian Compensation Partners, LLC (“Meridian”), an independent compensation consultant.

The executive officers play an important role in the compensation decision-making process because management has direct involvement with and in-depth knowledge of our business strategy, goals, and performance. Executive management regularly participates in the compensation decision-making process in the following specific respects:

•

The CEO reports to the Compensation Committee with respect to his evaluation of the performance of our executives, including the other named executive officers. Together with the Executive Vice President of Human Resources, the CEO makes recommendations as to compensation decisions for these individuals, including base salary levels and the amount and mix of incentive awards;

•	The CEO develops recommended performance objectives and targets for our incentive compensation programs; and

•	The CEO and the Executive Vice President of Human Resources recommend long-term equity grants for executive officers, other than the CEO, for approval by the Compensation Committee.

Meridian’s engagement includes reviewing and advising on executive compensation matters principally related to the CEO, the executive officers, and outside directors. For 2011, Meridian assisted the Compensation Committee by (a) recommending a peer group for benchmarking purposes, and (b) providing peer group data, including an analysis of total direct compensation (base salary, annual cash incentives and long-term equity awards). Meridian also assists the Compensation Committee in its review of general market practices and management compensation proposals.

Market Analysis and Benchmarking

The Compensation Committee uses various tools and methods, such as benchmarking reports and tally sheets, to evaluate whether each named executive officer’s level of pay is appropriate. Base salary, annual bonus goals and long-term equity awards are each specifically designed to meet our compensation objectives.

Benchmarking

Percentile Goals

The Compensation Committee has approved the following target percentile for each pay component to support our compensation objectives.

Pay component	Target percentile of custom peer group
Base salary	50th Percentile
Target annual bonus	50th Percentile
Long-term equity	65th Percentile

We recognize the 50th percentile market value for cash compensation as a point of reference and not necessarily the definitive compensation level. Consequently, our NEOs’ compensation may be positioned at a level less than or greater than the targeted percentile noted here based on time in position, experience and competitive pay objectives, as well as other factors.

The Compensation Committee has also determined that targeting the 65th percentile for long-term equity grants is appropriate to attract and retain the desired level of management talent, as well as aligning management incentives to focus on our long-term objectives, by having a greater percentage of pay aligned to longer term value creation.

Peer Group

The following peer group was approved by the Compensation Committee in 2010 (the “Custom Peer Group”) and used in 2011 in reviewing and benchmarking the various pay components against the targeted percentiles above.

Acxiom Corporation	Equifax, Inc.	Merrill Corporation
Alliance Data Systems Corporation	Experian Services Corporation	Moody’s Corporation
Ceridian Corporation	Fair Isaac Corporation	Moneygram International, Inc.
Convergys Corporation	First Data Corporation	Paychex, Inc.
Deluxe Corporation	Fiserv, Inc.	TeleTech Holdings, Inc.
Discover Financial Services	Global Payments, Inc.	Total System Services, Inc.
DST Systems, Inc.	Harte Hanks, Inc.	Unisys Corporation
The Dun & Bradstreet Corporation	Marshall & Ilsley Corporation	Valassis Communications, Inc.

The Custom Peer Group was selected to be representative of the business services, technology and financial services sectors in which we compete and participate. Criteria that were considered in order to properly select component companies for the Custom Peer Group are:

•	operating/industry competitors;

•	labor market competitors;

•	competitors for capital; and

•	revenue size.

Use of Tally Sheets

In 2011, the Compensation Committee reviewed individual worksheets and corresponding tally sheets for each executive officer, including the named executive officers. These worksheets, which are prepared by management, provide a summary of the current and historical amounts of each component of pay. In 2011, the Committee did not recommend or approve changes to our named executive officers’ compensation based on its review of this information. Rather, the Committee reviewed the tally sheets as a tool to confirm that pay objectives continue to be aligned with the long-term interests of the stockholders.

2011 Compensation

Base Salary

As described above, we provide each of the named executive officers with a base salary to compensate them for services rendered during the fiscal year. Each year, the Compensation Committee evaluates the performance of the CEO and determines his base salary and other compensation in light of our goals and objectives and the executive compensation program. The Compensation Committee also reviews and adjusts each other named executive officer’s base salary annually based on a recommendation from the CEO. The CEO generally recommends a base salary increase for the other named executive officers when supported by strong individual performance and/or executive promotion, or when supported by the external market data. For 2011, the CEO did not recommend any base pay increases for any of the other named executive officers, and the Compensation Committee did not increase the CEO’s base salary because the base pay of each named executive officer fell within a reasonable range of the targeted percentile for the Custom Peer Group.

2011 Annual Incentive Plan

Annual bonus compensation is designed to reward executive officers based on actual individual performance and our overall financial results. Our overall financial performance is measured by our achievement of financial targets established under the annual incentive plan. Additionally, individual and other qualitative goals are set to successfully drive our operations to achieve the overall corporate strategy. All of the named executive officers participate in the annual incentive plan. Under the plan, the named executive officers are paid cash incentive awards to the extent we meet or exceed financial and non-financial performance goals set by the Compensation Committee at the beginning of each year. Under the annual incentive plan, each officer’s bonus is determined by multiplying his target bonus percentage by his annual salary as of the beginning of the year and then by multiplying this result by his percentage achievement with respect to his bonus targets and goals. Individual awards may then be adjusted by the Compensation Committee, based on a recommendation from the CEO.

Target bonus levels

Each executive is assigned a target bonus expressed as a percentage of his base pay at the beginning of the year. The target is determined by the Compensation Committee after consideration of several factors, including the individual executive’s duties and responsibilities and market data. The bonus targets for 2011 were set within a reasonable range of the targeted percentile for the Custom Peer Group. The following table illustrates the target bonus as a percentage of base pay for each executive for the 2011 performance period.

Executive	2011 Target Bonus as a % of Base Salary Pay
Mr. Mehta	100%
Mr. Hamood	75%
Mr. Kapoor	60%
Mr. Hellinga	75%
Mr. Blenke	50%

Objectives, weighting and potential payouts

Each executive’s individual goals and objectives vary based on his individual role within our company. The following table defines the various financial and non-financial objectives that the Compensation Committee approved for the 2011 performance period.

Objective	Definition
Corporate Adjusted EBITDA[2]	Earnings before interest, taxes, depreciation and amortization, and other adjustments deemed by management and the board to be extraordinary for bonus plan purposes
Corporate revenue growth	The increase in overall corporate revenues
Free cash flow	Adjusted EBITDA less cash used for interest expense, taxes, working capital, investing activity and financing activity. Free cash flow for compensation purposes excludes cash used for acquisitions and other items deemed by the Compensation Committee of the board to be extraordinary.
Business unit Adjusted EBITDA[2]	Earnings before interest, taxes, depreciation and amortization, and other adjustments for bonus plan purposes for which the named executive officer is responsible
Business unit operating expense	The ability of the specific business unit for which the named executive officer is responsible to meet its budget
Business unit revenue growth	The increase in revenues for the specific business unit for which the named executive officer is responsible
Key projects	Ability to deliver specific tangible projects within a performance period
Operational Excellence	Driving operational efficiencies and other business process improvements
Talent Management	Focus on specific initiatives designed to enhance the development of human capital assets

[2]

Adjusted EBITDA is a non-GAAP measure. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition, Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation or certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. The annual variable compensation for certain members of our management team is based in part on further modifications to our reported Adjusted EBITDA. Such adjustments may be as a result of currency fluctuations, the effect of changes to accounting policies/procedures and expenses from unplanned M&A activities. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to operating income or net income as an indicator of operating performance.

The objectives for Adjusted EBITDA, revenue growth and free cash flow were selected by the Compensation Committee to appropriately provide incentive rewards to executives based on achievement of corporate goals in the context of our overall corporate strategy.

Operational excellence initiatives have been our focus over the past few years. The purpose of the operational excellence objective was to create sustainable productivity enhancements by reviewing current strategies and locating areas of opportunities. Each business unit was expected to contribute to our overall goal through improved efficiencies and productivity gains, while maintaining quality. At the CEO’s recommendation, the Committee agreed that this goal was directly aligned with the overall corporate strategy.

The CEO recommended the use of non-financial objectives related to key projects and talent management as goals for the 2011 performance period. The Compensation Committee approved these goals because they were aligned with our corporate strategy and achievement of these goals would create shareholder value. The goals were set in a manner that would ensure that, if delivered, they would significantly advance strategic objectives. Each executive had a set of goals specifically tied to his or her ability to affect our corporate strategy. Additionally, stretch goals were designed to provide the executive the opportunity to achieve payouts for performance that exceeded 100% of these non-financial goals. The stretch goals were set to be attainable only with superior performance.

The following table is a summary of how each of the above objectives was weighted for each named executive officer and their actual achievement against each objective for the 2011 performance period. For each objective, the executive officer has the opportunity to achieve a maximum of two times the individual weighting associated with that objective. If threshold performance is not achieved, no payment is made on that objective. Each individual executive’s objective weightings are determined based on his specific role, duties, and responsibilities. The various weightings are meant to reflect the influence that the executive’s performance may actually have on the metric. The Compensation Committee believes this strengthens the direct link between pay and performance.

Executive	Objective	Weighting	Achievement
Mr. Mehta, President & Chief Executive Officer	Corporate Adjusted EBITDA	50%	190.8%
	Corporate Revenue Growth	40%	150%
	Free Cash Flow	10%	200%

Mr. Hamood, Executive Vice President & Chief Financial Officer	Corporate Adjusted EBITDA	50%	190.8%
	Corporate Revenue Growth	15%	150%
	Free Cash Flow	25%	200%
	Operational Excellence	5%	200%
	Talent Management	5%	100%

Mr. Kapoor, Executive Vice President & Chief Information Officer	Corporate Adjusted EBITDA	25%	190.8%
	Business Unit operating expense	25%	200%
	Business Unit Revenue Growth	15%	92.9%
	Operational Excellence	30%	200%
	Talent Management	5%	200%

Mr. Hellinga, Executive Vice President U.S. Information Services	Corporate Adjusted EBITDA	25%	190.8%
	Business Unit Adjusted EBITDA	25%	105.6%
	Business Unit Revenue Growth	35%	92.9%
	Operational Excellence	10%	200%
	Talent Management	5%	100%

Mr. Blenke, Executive Vice President Corporate General Counsel and Corporate Secretary	Corporate Adjusted EBITDA	50%	190.8%
	Corporate Revenue Growth	15%	150%
	Key Projects—Compliance, Regulation and Information Security	30%	150%
	Talent Management	5%	100%

Based upon the weightings above, each named executive officer had the ability to achieve 100% of his target bonus if target performance is achieved. However, a named executive officer’s actual bonus payout increased or decreased based on individual performance, and company and business unit financial performance. The maximum bonus payout was 200% of target bonus and no bonus is payable if threshold performance is not met.

The following tables represent what the payout, as a percentage of target, would be if our financial performance was achieved at threshold, target, or maximum levels (as shown below) for two objectives: corporate Adjusted EBITDA and corporate revenue growth. No payout would result if performance was below threshold levels. The table includes the dollar amount or specific growth percentage that was required for achievement at each level in 2011.

Corporate adjusted EBITDA

Threshold			Target			Maximum
Corporate Adj. EBITDA	Performance Against Target	Payout	Corporate Adj. EBITDA	Performance Against Target	Payout	Corporate Adj. EBITDA	Performance Against Target	Payout
$304,200,000	90%	50%	$338,000,000	100%	100%	$354,900,000	105%	200%

Corporate Revenue

Threshold			Target			Maximum
Revenue	Performance Against Target	Payout	Revenue	Performance Against Target	Payout	Revenue	Performance Against Target	Payout
<$1.01 billion	N/A	0%	$1.01 billion	100%	100%	$1.035 billion	102.5%	200%

The Compensation Committee’s intent with establishing both the financial and non-financial goals and target percentages is to provide a comparable level of difficulty in achieving the goals and receiving annual incentive awards for each named executive officer annually. However, payment of annual incentives will vary from year to year and may or may not be consistent with historical payment trends.

Messrs. Mehta and Hamood received a goal of generating free cash flow for 2011. After adjusting for a $16 million payment for our debt refinancing undertaken in February 2011, they exceeded the target by approximately $35 million. As a result of this initiative, Messrs. Mehta and Hamood achieved 200% of the target payout related to this goal.

Mr. Kapoor had financial goals related to our overall consolidated Adjusted EBITDA, the U.S. Information Technology business unit operating expense, and the revenue performance of the U.S. Information Services business. He also had individual strategic goals related to operational excellence and talent management within the IT function. Mr. Kapoor successfully managed his business unit’s operating expense budget, coming in under budget. As a result, he achieved 200% of the target payout related to this goal. In completing his key strategic goals, Mr. Kapoor successfully completed a strategic review of IT operations. Several key talent management initiatives have also been brought to closure. These initiatives include a new organizational structure, creation of an offshore consolidation model and formal termination and transition from a major third party vendor. As a result of these initiatives, Mr. Kapoor achieved 200% of the target payout related to these key strategic goals.

Mr. Hellinga had a goal related to the Adjusted EBITDA for the U.S. Information Services (USIS) segment. Mr. Hellinga slightly exceeded his assigned revenue plan and his business unit also slightly exceeded its Adjusted EBITDA target. As a result, he achieved 105.6% of the targeted payout for his goal related to Adjusted EBITDA. For purposes of determining Mr. Hellinga’s Adjusted EBITDA goal, we used Adjusted EBITDA for USIS, which does not include expenses associated with consumer relations or revenue associated with our direct to consumer resellers and, therefore, is different that the Adjusted EBITDA reported for USIS in the table under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Twelve Months Ended December 31, 2011, 2010, and 2009—Operating Income and Operating Margins.”

Messrs. Kapoor and Hellinga received a goal tied to the revenue of the USIS segment. As noted above, USIS slightly exceeded their assigned revenue plan. As a result, Messrs. Kapoor and Hellinga achieved approximately 90% of the target payout related to this goal.

Mr. Blenke had a strategic goal of completing projects focused on the newly created Consumer Financial Protection Bureau (“CFPB”) and continuing to strengthen our global compliance and information security processes. Related to the CFPB, an outreach plan was defined and implemented. Mr. Blenke’s team evaluated and strengthened the compliance and information security practices at principal international locations. As a result, Mr. Blenke achieved 150% of the target payout related to this goal.

The operational excellence goal was to ensure productivity measures identified in 2010 were realized in 2011 and to identify initiatives in 2011 that will be implemented throughout 2012. In doing so, we successfully implemented initiatives such as labor cost management, product cost management, software license consolidation and in-sourcing our United States data center operations.

The talent management objectives for each of the NEOs included advancing talent management and retention initiatives through development planning, talent reviews and skip level discussions. We believe that these objectives will aid in the grooming and retention of key personnel, the mitigation of staffing risks and the delivery of value to shareholders through increased management continuity and effectiveness. These objectives are largely within the control of the named executive officers and, as such, were met and therefore paid in full.

Actual Payout

The following summarizes the performance of the 2011 financial and non-financial goals under the 2011 annual incentive plan.

Results of Financial Goals

The corporate financial results for the 2011 performance period are described in the narrative accompanying “Executive Compensation—Grants of Plan-Based Awards—2011.”

Results of Non-Financial Goals

At the end of the performance period, the CEO evaluated each of the named executive officers in conjunction with the individual’s own self-evaluation. Based on the CEO’s evaluation, with input from others including the named executive officer, the CEO rated the executive’s individual objectives against the executive’s performance goals.

•

Based on this assessment, the CEO recommended to the Compensation Committee a performance evaluation rating, as a percentage of total qualified goal bonus opportunity, for each executive. Additionally, the Compensation Committee reviewed the CEO’s performance and determined a level of performance against his qualitative performance goals. This evaluation could then increase or decrease the executive’s bonus.

•

For 2011, the CEO recommended to the Compensation Committee that two named executive officer’s bonus be adjusted based on his rating, which recommendation the Compensation Committee followed. Messrs. Hamood and Hellinga received a discretionary payment in recognition of their considerable efforts related to the creation and subsequent filing of our Registration Statement.

•	Additionally, the Compensation Committee applied discretion and recognized the contributions of the CEO. In doing so, the committee approved an amount beyond the calculated component of his bonus.

Taking into account the financial performance results and the CEO’s evaluation and recommendation, the Compensation Committee met in January 2012 to set and approve annual bonus payments to each of the named executive officers and evaluate the CEO’s performance. In January 2012, the Compensation Committee approved annual bonus payments to the named executive officers ranging from 132 to 183 percent of the named executive officers’ target opportunity based upon 2011 performance (not including the two discretionary payments as noted above). The annual bonus payments will be paid in March 2012. For more detailed information regarding individual executive annual bonus awards, see the narrative following “Executive Compensation—Grants of Plan-Based Awards—2011.”

Long-Term Equity Plan

Stock Option Grants

In connection with the change in control transaction, on July 20, 2010, all named executive officers received stock options, with the exception of Mr. Kapoor who received his grant upon joining us. These grants were the results of negotiations between management, Madison Dearborn Partners and the Compensation Committee and are designed to encourage executives to increase shareholder value, by providing them an incentive to keep focused on our long-term value. This one-time grant was designed to replace our prior historical annual restricted stock grants. As a result no further grants were made to our named executive officers in 2011, except Mr. Kapoor who received a similar grant in connection with his hiring.

Management’s Stock Ownership Requirements

In connection with the change in control transaction, each of our named executive officers (who were employed by us at the time of the transaction) was required by Madison Dearborn Partners to roll over a portion of their holdings of our common stock, that would otherwise have been cashed out, into non-voting shares our common stock. The CEO rolled-over his shares of common stock with a value equal to approximately 50% of after-tax proceeds received by him in the change in control transaction and all other named executive officers rolled-over their shares of common stock with a value equal to approximately 30% of their after-tax proceeds received in the change in control transaction. As our equity compensation program was switching from actual stock ownership to stock options, as described above, this required equity roll over was intended to further align management with stockholder interests.

Executive Benefits and Perquisites

The named executive officers do not receive any additional benefits or perquisites beyond what is provided on a broad basis. Providing additional benefits or perquisites would not support our compensation policy.

Retirement Plan

We maintain a broad-based 401(k) savings and retirement plan (the “401(k) Plan”) in which all associates, including the named executive officers, may participate. The Internal Revenue Code of 1986, as amended (the “Code”) places certain limits on the amount of contributions that may be made by and on behalf of the named executive officers to the 401(k) Plan. To extend the named executive officers’ retirement benefit beyond the contribution limits set under the Code, we created the Nonqualified Retirement and 401(k) Supplemental Plan (the “Supplemental Plan”). Under the Supplemental Plan, each named executive officer may defer all or some portion of their cash compensation that the executive officer was not otherwise permitted to defer under the 401(k) Plan to provide additional retirement savings. We make a matching contribution to the Supplemental Plan that mirrors the employer contribution to the 401(k) Plan. Additionally, similar to the 401(k) Plan, the Committee may authorize us to make a discretionary contribution on behalf of the named executive officers to the Supplemental Plan at the end of the year.

Employment Agreement with Mr. Mehta

Mr. Mehta has been employed under an employment agreement he entered into at the time he became employed by us on August 22, 2007. The initial term of the agreement expired on August 31, 2010, but continues to renew automatically for twelve-month intervals, unless one party to the agreement provides notice of non-renewal at least 180 days before the day that would be the last day of the agreement.

Mr. Mehta’s agreement provides a minimum base salary and the eligibility to participate in our annual incentive plan for executive officers. With the exception of severance provisions, the agreement does not provide Mr. Mehta any additional benefits beyond what is provided to the other named executive officers. The severance provisions are discussed under “—Executive Compensation—Severance and Change-in-Control Compensation.”

The agreement includes confidentiality and nonsolicitation provisions to protect our interests. The specifics of the compensation provided under Mr. Mehta’s employment agreement are detailed in the narrative accompanying “—Executive Compensation—Payments Upon Termination or Change-in-Control—2011.”

Severance and Change-in-Control Compensation

In connection with the Change in Control transaction or upon employment, and as required by and negotiated with ownership, each named executive officer, except Mr. Mehta, entered into Severance and Restrictive Covenant Agreements (the “Severance Agreement”). These Severance Agreements are designed to maximize retention of the named executive offers. The terms of the Severance Agreements are summarized under “—Payments Upon Termination or Change-in-Control—2011” and the accompanying narrative.

Federal Income Tax Considerations

We have not been subject to the federal income tax provisions of Code Section 162(m). Therefore, we have not made compensation decisions based on the deductibility limitations of the compensation under this section of the Code. Although the Compensation Committee will strive to have all compensation be deemed deductible, deductibility does not drive the compensation decisions for our executive team.

Risk Assessment in Compensation Programs

We have designed our compensation programs, including our incentive compensation plans, with specific features to address potential risks while rewarding employees for achieving long-term financial and strategic objectives through appropriate risk taking. The following elements have been incorporated in our programs available for our named executive officers:

•

A Balanced Mix of Compensation Components—The target compensation mix for our executive officers is composed of salary, annual cash incentives and long-term equity awards, representing a mix that is not overly weighted toward short-term cash incentives.

•

Multiple Performance Factors—Our incentive compensation plans use both company-wide metrics and individual performance, which encourage focus on the achievement of objectives for the overall benefit of the company:

The annual cash incentive is dependent on multiple performance metrics including Consolidated EBITDA, Corporate Revenue Growth, and Free Cash Flow, as well as individual goals related to specific strategic or operational objectives.

The option grants vest over a five-year period of time, complementing our annual cash based incentives.

•	Capped Incentive Awards—Annual incentive awards are capped at 200% of target.

•

Stock Ownership—Each named executive officer employed by us on June 15, 2010 purchased a significant amount of our common stock in connection with the change in control transaction. We believe this ownership aligns the interests of our executive officers with the long-term interests of stockholders.

Based on these factors, management in consultation with Meridian concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on TransUnion.

Compensation Committee Report

The Compensation Committee of the Board of Directors of TransUnion, Corp. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report on Form 10-K.

Penny Pritzker, Chairperson

Vahe A. Dombalagian, Committee Member

Renu Karnad, Committee Member

Executive Compensation

Summary Compensation Table—2011

The following table presents information regarding the annual compensation for services to us, in all capacities, of our named executive officers. The amounts in the “Stock Awards” and “Option Awards” and “Non-Equity Incentive Plan Compensation” columns are further explained in the narrative following “—Grants of Plan Based Awards-2011.”

Name and Principal Position (a)	Year (b)	Salary(1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards(2) ($) (f)	Non-Equity Incentive Plan Compensation(3) ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation(4) ($) (i)	Total ($) (j)
Siddharth N. (Bobby) Mehta	2011	900,000	171,400	0	0	1,578,600	0	81,203	2,731,203
President & CEO	2010	900,000	0	1,725,042	2,019,878	1,170,000	0	125,761	5,940,681

Samuel A. Hamood	2011	450,000	60,000	0	0	621,860	0	62,742	1,194,602
Executive Vice President &	2010	450,000	0	470,798	807,946	612,170	0	67,449	2,408,363
Chief Financial Officer

Mohit Kapoor (5)	2011	271,346	0	0	545,975	454,071	0	4,724	1,276,116
Executive Vice President &
Chief Information and
Technology Officer

Jeffrey J. Hellinga	2011	422,300	120,000	0	0	416,778	0	47,458	1,006,536
Executive Vice President,	2010	422,300	0	546,087	1,009,933	343,661	0	50,042	2,372,023
U.S. Information Services

John W. Blenke	2011	464,600	0	0	0	390,032	0	54,956	909,588
Executive Vice President,	2010	464,600	0	352,014	504,967	292,814	0	57,608	1,672,003
Corporate General Counsel
& Corporate Secretary

(1)

The amounts shown in this column represent annual base salary. These amounts are not reduced to reflect the NEOs’ elections, if any, to defer receipt of salary under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan.

(2)

The amounts shown in this column represent the aggregate grant date “fair value” of option awards granted to the NEO during 2011 as computed in accordance with FASB (ASC) Topic 718, Compensation—Stock Compensation. Further details regarding these grants and the assumptions used to determine their “fair value” can be found in the narrative disclosure following the “Grants of Plan-Based Awards” table below.

(3)

The amounts shown in this column represent amounts paid under the annual incentive plan during 2012 for services performed in 2011. Amounts shown are not reduced to reflect the NEOs’ elections, if any, to defer receipt of salary under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan.

(4)	Information regarding the amounts shown in this column can be found in the “All Other Compensation” table and accompanying narrative to that table.
(5)	Mr. Kapoor joined us on April 25, 2011.

Detailed Analysis of “All Other Compensation” Column

Name (a)	Company Match & Retirement Contribution to Qualified 401(k) Savings Plan(1) $ (b)	Company Match & Retirement Contribution to Non- Qualified Retirement Plan(2) $ (c)	Group Term Life Imputed Income(3) $ (e)	Payment & gross-up on Medicare Tax related to contributions into Non- Qualified Retirement Plan(4) $ (f)	Total $ (g)
Siddharth N. (Bobby) Mehta	17,150	62,050	552	1,451	81,203
Samuel A. Hamood	17,150	44,206	240	1,146	62,742
Mohit Kapoor	4,469	0	255	0	4,724
Jeffrey J. Hellinga	17,150	29,043	552	713	47,458
John W. Blenke	17,150	36,037	1,032	737	54,956

(1)

For 2011, we matched 100% of the first 3% and 50% of the next 2% percent of recognizable compensation (subject to the 2011 Internal Revenue Code limit of $245,000) contributed on a pre-tax basis to the tax-qualified TransUnion 401(k) & Savings Plan. Additionally, in 2011, we made a discretionary 4% retirement contribution of recognizable 2010 compensation, as defined above, to the TransUnion 401(k) & Savings Plan.

(2)

For recognized compensation above the Internal Revenue Code limit of $245,000, we matched 100% of the first 3% and 50% of the next 2% contributed on a pre-tax basis to the TransUnion Retirement and 401(k) Supplemental Plan. Additionally, in 2011 for the 2010 plan year, we made a discretionary 4% retirement contribution of recognizable compensation to the TransUnion Retirement and 401(k) Supplemental Plan.

(3)

We provide life insurance to all full time employees in an amount equal to one times their annual salary, up to a maximum of $250,000. Internal Revenue Code section 79 provides an exclusion for the first $50,000 of group-term life insurance coverage provided under a policy carried directly or indirectly by an employer. The table above notes the imputed cost of coverage in excess of $50,000, which is based on the named executive officer’s age and coverage he receives.

(4)

Executive contributions made into the non-qualified deferred compensation plan are subject to Medicare tax at a rate of 1.45%. We provide this payment on behalf of the NEO and since the amount paid on behalf of the NEO is taxable to the executive, we “gross up” that payment.

Grants of Plan-Based Awards—2011

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	All Other Option Awards: Number of Securities Underlying Options(2) (#) (f)	Exercise or Base Price of Option Awards ($/Sh) (g)	Grant Date Fair Value of Stock and Option Awards(3) ($) (h)
Siddharth N. (Bobby) Mehta		450,000	900,000	1,800,000	—	—	—
Samuel A. Hamood		170,000	340,000	680,000	—	—	—
Mohit Kapoor		125,000	250,000	500,000	—	—	—
	4/25/2011				90,000	24.37	545,975
Jeffrey J. Hellinga		158,350	316,700	633,400	—	—	—
John W. Blenke		116,150	232,300	464,600	—	—	—

(1)

Reflects payment opportunities under the Annual Bonus Plan described below under “2011 Annual Bonus Plan”. Threshold is the lowest payment opportunity at the lowest level of performance described by the plan

(50% payout of target opportunity) for corporate and business unit financial performance metrics and individual performance (an “achieves expectations” threshold individual goal rating); target reflects a 100% payout of target opportunity; and maximum reflects 200% payout of target opportunity. These amounts are based on the individual’s current salary and position. The minimum payment is $0.
(2)	Reflects nonqualified stock options granted to each NEO during 2011 under the TransUnion Corp. 2010 Management Equity Plan.
(3)

Reflects the aggregate grant date fair value of stock and option awards calculated in accordance with FASB ASC Topic 718. For assumptions used in determining these values, see Note16, “Stock-Based Compensation,” of the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2011.

Additional Discussion of Material Items in “—Grants of Plan-Based Awards—2011”

Our executive compensation policies and practices are described in the “—Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans that relate to grants of plan-based awards is set forth below.

•

The non-equity incentive awards shown above were based on the formula described in “—2011 Compensation—2011 Annual Incentive Plan.” EBITDA, as adjusted for bonus plan purposes, was $353.4 million for 2011, resulting in a payout of 190.8% of target performance since the actual results exceeded target performance. Our actual revenue was approximately 101.25% of 2011’s plan, which resulted in a payout of 150% of target performance.

•

The size of the equity award granted to Mr. Kapoor was negotiated as a component of his employment offer. It was based on external market data and compensation Mr. Kapoor had received prior to joining us. The Compensation Committee approved Mr. Kapoor’s award, as well as his base salary and target bonus, as a component of his employment offer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) (d)	Option Exercise Price(2) (e)	Option Expiration Date (f)
Siddharth N. (Bobby) Mehta	49,944.30	283,017.70	—	$24.37	7/20/2020
Samuel A. Hamood	19,977.60	113,206.40	—	$24.37	7/20/2020
Mohit Kapoor	0	90,000	—	$24.37	4/25/2021
Jeffrey J. Hellinga	24,972.00	141,508.00	—	$24.37	7/20/2020
John W. Blenke	12,486.00	70,754.00	—	$24.37	7/20/2020

(1)

Fifty percent (50%) of the options are time vested options and shall vest as follows: twenty percent (20%) shall vest on the first anniversary of the grant date. Thereafter, five percent (5%) shall vest on the last day of each subsequent full calendar quarter until all the Time Vested Options have vested. For all NEOs with the exception of Mr. Kapoor, the first anniversary was June 15, 2011. Mr. Kapoor’s first anniversary will be April 25, 2012. The remaining fifty percent (50%) of the options are performance based options and will vest according to the time vesting schedule set forth above and if Madison Dearborn Partners cumulatively earns or is deemed to earn, (i) a Cash-on-Cash return equal to twenty percent (20%) and (ii) a Multiple of Money return equal to 2.25.

(2)	The option exercise price equals the per share price in the change in control transaction, which the Board determined to be fair market value.

Options Exercises and Stock Vested

No options were exercised in 2011.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY(2) ($)	Aggregate Earnings in Last FY(3) ($)	Aggregate Balance at Last FYE ($)
Siddharth N. (Bobby) Mehta	36,346	62,050	13	424,480
Samuel A. Hamood	49,030	44,206	2,159	211,372
Mohit Kapoor	23,942	0	(36)	23,907
Jeffrey J. Hellinga	27,847	29,043	(1,066)	445,562
John W. Blenke	50,222	36,037	(172)	993,104

(1)	Includes amounts reflected under “Salary” and “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above for 2011.
(2)	Amounts included in this column are reflected under “All Other Compensation” in the Summary Compensation Table for 2011.
(3)

Amounts included in this column do not constitute above-market or preferential earnings and accordingly such amounts are not reported in the ‘Change in Pension Value and Nonqualified Deferred Compensation Earnings’ column of the Summary Compensation Table. Each NEO self-directs the investment of their non-qualified deferred compensation plan account balance into one or more of the available fourteen different investment funds. Consequently, the value of an NEO’s plan account balance may go up or down based on the performance of the selected investment funds.

Deferred Compensation Plan

This nonqualified plan is a tax deferred compensation program for a limited number of executives, including the named executive officers, and provides a favorable tax vehicle for deferring cash compensation (base salary and annual incentive payments). Pursuant to the plan, the NEO is able to defer up to 100% of cash compensation received. Amounts deferred are invested in any of fourteen different investment funds and are credited with gains or losses of the various funds selected by the participant. The plan does not offer any above-market rate of return to the NEO. Upon termination of employment, amounts deferred are paid, at the participant’s option, either in a lump sum or in annual installments over a period of either 5 or 10 years. Executives are not permitted to take loans from the account. We contribute a match equal to 100% of the first 3% and 50% on the next 2% of the executive’s contributions. Additionally, in 2011, the Compensation Committee approved a discretionary retirement contribution of an additional 4% of qualified 2010 earnings. Assets in this plan are held in a rabbi trust.

Payments upon Termination and Change-in-Control—2011

The following charts illustrate benefits that the named executive officers would receive upon the occurrence of certain separation scenarios, which are assumed to occur on December 31. No special payments are made upon resignation or retirement. In addition, we do not provide for any gross-up provision on severance payments. Descriptions of the provisions that govern these benefits are set forth following the charts.

Siddharth N. (Bobby) Mehta(1)

Type of Payment	Involuntary Termination(2) ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(3)	$3,600,000	$0	$0	$3,600,000
Outplacement(4)	35,000			35,000
Welfare Benefits(5)	35,598			35,598
Life Insurance Payout(6)		250,000
Disability Payments(7)			1,632,000

Total	$3,670,598	$250,000	$1,632,000	$3,670,598

(1)

Separation benefits are outlined in Mr. Mehta’s employment agreement, dated October 3, 2007. The table excludes (a) any amounts accrued through December 31, 2011 that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2011, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)	Involuntary Termination is defined in Mr. Mehta’s employment agreement as ‘without cause or resignation for good reason’.
(3)	A lump sum payment equal to four times Mr. Mehta’s base salary.
(4)	Reflects the cost to provide executive-level outplacement services for a period of one year.
(5)	Pursuant to Mr. Mehta’s employment agreement, this amount reflects the present value of 24 months of family PPO health and dental coverage using our 2011 COBRA premium rate.
(6)

Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(7)

Reflects the value of the executive’s disability benefit as of December 31, 2011 (a) assuming full disability at December 31, 2011 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Samuel A. Hamood(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,645,523			1,645,523
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,699			26,699
Life Insurance Payout(5)		250,000
Disability Payments(6)			3,084,000

Total	1,707,222	250,000	3,084,000	1,707,222

(1)

The table excludes (a) any amounts accrued through December 31, 2011, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2011, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)

Mr. Hamood entered into a Severance and Restrictive Covenant Agreement on June 15, 2010. If Mr. Hamood is terminated without Cause or he resigns for Good Reason (both defined in the Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value of which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.
(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.
(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2012 COBRA premium rate.
(5)

Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)

Reflects the value of the executive’s disability benefit as of December 31, 2011, (a) assuming full disability at December 31, 2011, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Mohit Kapoor(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,303,607			1,303,607
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,301			26,301
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,424,000

Total	1,364,908	250,000	2,424,000	1,364,908

(1)

The table excludes (a) any amounts accrued through December 31, 2011, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2011, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)

Mr. Kapoor entered into a Severance and Restrictive Covenant Agreement on April 25, 2011 (the date his employment with us began). If Mr. Kapoor is terminated without Cause or he resigns for Good Reason (both defined in the Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value of which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. Since Mr. Kapoor is in his first year of employment, his bonus used in this calculation is simply the 2011 amount. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.
(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2012 COBRA premium rate.
(5)

Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)

Reflects the value of the executive’s disability benefit as of December 31, 2011 (a) assuming full disability at December 31, 2011 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Jeffrey J. Hellinga(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,293,779			1,293,779
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,301			26,301
Life Insurance Payout(5)		250,000
Disability Payments(6)			1,680,000

Total	1,355,080	250,000	1,680,000	1,355,080

(1)

The table excludes (a) any amounts accrued through December 31, 2011, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2011, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)

Mr. Hellinga entered into a Severance and Restrictive Covenant Agreement on June 15, 2010. If Mr. Hellinga is terminated without Cause or he resigns for Good Reason (both defined in the Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value of which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.
(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2012 COBRA premium rate.
(5)

Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)

Reflects the value of the executive’s disability benefit as of December 31, 2011 (a) assuming full disability at December 31, 2011 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

John W. Blenke(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,209,035			1,209,035
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	17,723			17,723
Life Insurance Payout(5)		250,000
Disability Payments(6)			1,236,000

Total	1,261,758	250,000	1,236,000	1,261,758

(1)

The table excludes (a) any amounts accrued through December 31, 2011 that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2011, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.
(2)

Mr. Blenke entered into a Severance and Restrictive Covenant Agreement on June 15, 2010. If Mr. Blenke is terminated without Cause or he resigns for Good Reason (both defined in the Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value of which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.
(4)	This amount reflects the present value of 18 months of associate +1 PPO health and dental coverage using our 2012 COBRA premium rate.
(5)

Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)

Reflects the value of the executive’s disability benefit as of December 31, 2011 (a) assuming full disability at December 31, 2011 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Director Compensation

The following table sets forth the compensation received by the Company’s directors during 2011:

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Matthew A. Carey	$62,000	$141,485	$203,485
Reuben Gamoran	39,500	251,881	291,381
Renu S. Karnad	61,500	141,485	202,985
Nigel W. Morris	56,000	141,485	197,485
Penny Pritzker	350,000	—	350,000

(1)

Messrs. Canning, Hurd, Dombalagian and Magnus did not receive any compensation for their service on the board of directors. Effective February 9, 2011, Mr. Morris was appointed as a director. Effective June 28, 2011, Mr. Gamoran was appointed as a director. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

(2)

The amounts shown in this column represent the aggregate grant date “fair value” of stock awards granted to the director during 2011 as computed in accordance with ASC Topic 718, “Compensation—Stock Compensation.” Further details regarding these grants and the assumptions used to determine their “fair value” can be found in the narrative disclosure following “—Grants of Plan-Based Awards—2011.”

Director Fees

In 2011, each of the Company’s non-employee and non-sponsor related directors, other than Ms. Pritzker, received a cash retainer of $40,000. The Audit Committee chair received $10,000. Additionally, each of the Company’s non-employee and non-sponsor related directors received $1,500 per board meeting and $1,000 per committee meeting attended. During 2011, Messrs. Dombalagian and Gamoran each served as the Audit Committee Chair, Ms. Pritzker served as the Compensation Committee Chair and Mr. Canning served as the Corporate Governance and Nominating Committee Chair.

Due to Ms. Pritzker’s time commitment and active involvement with the Company, as the Non-Executive Chairman of the Company’s board of directors, she received a fee of $350,000 for services in 2011.

Equity Awards

In 2011, Ms. Karnad and Messrs. Carey, Gamoran and Morris were each granted 16,000 stock options. The initial vesting date, exercise price and number of options held by each director as of December 31, 2011 was as follows:

Name	Initial Vesting Date	Exercise Price	Options Outstanding on 12/31/2011
Matthew A. Carey	6/15/2011	$24.37	16,000
Reuben Gamoran	7/3/2012	$44.47	16,000
Renu S. Karnad	6/15/2011	$24.37	16,000
Nigel W. Morris	2/9/2012	$24.37	16,000

All director Options vest 20% on the initial vesting date and vest at five percent per quarter thereafter.

Other Directors and Mr. Mehta

Messrs. Canning, Hurd, Dombalagian and Magnus did not receive any compensation for their service on the Company’s board of directors. Mr. Mehta only receives compensation as an employee, and his compensation is disclosed under “—Executive Compensation—Summary Compensation Table—2011.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2011, with respect to our equity compensation plans under which common stock is authorized for issuance

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,228,358	$24.72	1,280,392
Equity compensation plans not approved by security holders	0	0	0

Total	3,228,358	$24.72	1,280,392

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 1, 2012, by:

•	each person that is the beneficial owner of more than 5% of our outstanding common stock;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all of the members of our board of directors and our executive officers as a group.

The information below is based on a total of 29,830,066 shares of our common stock outstanding as of February 1, 2012.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of February 1, 2012, are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o TransUnion Corp., 555 West Adams Street, Chicago, Illinois 60661.

Our address is the address of each director and executive officer named in the table.

Name of Beneficial Owner	Number of Shares of Common Stock	Percent
5% or greater stockholders:
MDCPVI TU Holdings, LLC(1)	15,185,041	50.9%
Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, in their capacity as co-trustees(2)	10,807,816	36.2%
CIBC Trust Company (Bahamas) Limited, in its capacity as trustee(3)	3,046,538	10.2%
Directors and named executive officers:
John A. Canning, Jr.	—	—
Timothy M. Hurd	—	—
Vahe A. Dombalagian	—	—
Edward M. Magnus	—	—
Nigel W. Morris(4)	33,975	*
Penny Pritzker(5)	123,408	*
Matthew A. Carey(6)	28,100	*
Renu S. Karnad(7)	5,600	*
Reuben Gamoran	—	—
Siddharth N. (Bobby) Mehta(8)	186,631	*
Samuel A. Hamood(9)	46,386	*
Jeffrey J. Hellinga(10)	56,006	*
Mohit Kapoor	—	*
John W. Blenke(11)	39,450	*
All directors and executive officers as a group (17 persons)(12)	597,797	2.0%

*	Less than 1%.
(1)

The shares owned of record by MDCPVI TU Holdings, LLC, an affiliate of the Sponsor, may be deemed to be beneficially owned by Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Capital Partners V Executive-A, L.P. (collectively, “MDCP V”) and Madison Dearborn Capital Partners VI-A, L.P., Madison Dearborn Capital Partners VI-C, L.P., and Madison Dearborn Capital Partners VI Executive-A, L.P. (collectively, “MDCP VI” and, together with MDCP V, the “Funds”). Such shares may also be deemed to be beneficially owned by Madison Dearborn Partners V-A&C, L.P. (“MDP V”), the sole general partner of MDCP V and Madison Dearborn Partners VI-A&C, L.P. (“MDP VI”), the sole general partner of MDCP VI. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP V and MDP VI that has the power, acting by majority vote, to vote or dispose of the security interests beneficially held by the Funds. Each of Timothy M. Hurd, Vahe A. Dombalagian and Edward M. Magnus is a limited partner of MDP V and MDP VI and an officer of the Sponsor (the general partner of MDP V and MDP VI), and therefore may be deemed to share beneficial ownership of the securities beneficially owned by the Funds. Messrs. Canning, Finnegan, Mencoff, Hurd, Dombalagian and Magnus, MDP V and MDP VI each hereby disclaims any beneficial ownership of any securities described hereunder, except to the extent of each such person’s pecuniary interest. The address of each entity and person named in this footnote is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, Chicago, Illinois 60602.

(2)

Represents shares of common stock held of record by U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, including Ms. Penny Pritzker, one of our directors, and her immediate family members. Mr. Thomas J. Pritzker, Mr. Marshall E. Eisenberg and Mr. Karl J. Breyer are co-trustees of all such U.S. situs trusts and have shared voting and investment power over the shares listed in the table. The address of Messrs. Pritzker, Eisenberg and Breyer, in their capacity as co-trustees, is 71 S. Wacker Drive, 46th Floor, Chicago, Illinois 60606.

(3)

Represents shares of common stock held of record by non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, including Ms. Penny Pritzker, one of our directors, and her immediate family members. CIBC Trust Company (Bahamas) Limited (“CIBC”) is the sole trustee of such trusts. The address of CIBC is Goodman’s Bay Corporate Centre, West Bay Street, P.O. N-3933, Nassau, Bahamas.

(4)

Represents 30,775 shares of common stock held of record by QED Fund I, LP and options to purchase 3,200 shares of common stock exercisable within 60 days of February 1, 2012. Mr. Morris is the managing member of QED Partners, LLC, the general partner of QED Fund I, LP and a 98% limited partner of QED Fund I, LP. Mr. Morris is also the managing member of QED Investors, LLC, the manager for QED Fund I, LP. Mr. Morris has voting and investment power with respect to the shares of common stock owned by QED Fund I, LP. Mr. Morris disclaims beneficial ownership of the shares held by QED Fund I, LP, except to the extent of his proportionate pecuniary interest in such shares.

(5)

Ms. Pritzker and her immediate family members are beneficiaries of certain of the U.S. situs trusts referred to in footnote (2) and certain of the non-U.S. situs trusts referred to in footnote (3). Neither Ms. Pritzker nor any of her immediate family members has voting or investment power over the shares held by such trusts.

(6)	Represents 22,500 shares of common stock held of record and options to purchase 5,600 shares of common stock exercisable within 60 days of February 1, 2012.
(7)	Represents options to purchase 5,600 shares of common stock exercisable within 60 days of February 1, 2012.
(8)	Represents 128,363 shares of common stock held of record and options to purchase 58,268 shares of common stock exercisable within 60 days of February 1, 2012.
(9)	Represents 23,079 shares of common stock held of record and options to purchase 23,307 shares of common stock exercisable within 60 days of February 1, 2012.
(10)	Represents 26,872 shares of common stock held of record and options to purchase 29,134 shares of common stock exercisable within 60 days of February 1, 2012.
(11)	Represents 24,883 shares of common stock held of record and options to purchase 14,567 shares of common stock exercisable within 60 days of February 1, 2012.
(12)	Represents 408,593 shares of common stock held of record and options to purchase 189,204 shares of common stock exercisable within 60 days of February 1, 2012.

Changes in Control

On February 17, 2012, the Company entered into a Merger Agreement, pursuant to which Acquisition Co will acquire control of 100% of the outstanding common stock of the Company. Consummation of the Merger will constitute a change of control under the TransUnion Corp. 2010 Management Equity Plan. The Company expects that the consummation of the Merger will result in substantially all of the then outstanding and unexercised options under the TransUnion Corp. 2010 Management Equity Plan to become fully vested and exercisable. Certain performance based options will not vest, unless stockholder approval is obtained. If such stockholder approval is not obtained, such performance options will not vest and will be cancelled in connection with the Merger. All other vested options shall be cancelled and converted at the effective time of the Merger into the right to receive certain merger consideration in accordance with the terms of the Merger Agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

The Company has granted registration rights to holders of 29,522,915 shares of the Company’s common stock pursuant to the terms of a Registration Rights Agreement, dated as of June 15, 2010, among the Company, Madison Dearborn, and the Pritzker family business interests party thereto. As of December 31, 2011, Madison Dearborn owned 51.43% of the Company’s outstanding voting common stock and 50.90% of the Company’s total outstanding common stock; Pritzker family business interests owned 48.57% of the Company’s outstanding voting common stock and 48.06% of the Company’s total outstanding common stock. The following description of the terms of the registration rights agreement is intended as a summary only and is qualified in its entirety by reference to the registration rights agreement filed as an exhibit to this report.

Demand Registration Rights

At any time after the expiration of a lock-up period, or in the event the Company has not consummated an initial public offering of its common stock prior to the fifth anniversary of the closing of the Change in Control Transaction, subject to certain conditions, the holders of approximately 29,522,915 shares of the Company’s common stock will be entitled to certain demand registration rights.

At any time after the expiration of a lock-up period, or in the event the Company has not consummated an initial public offering of its common stock prior to the fifth anniversary of the closing of the Change in Control Transaction, Madison Dearborn or the holders of at least a majority of the Company’s common stock held by all Pritzker family business interests may, on not more than two occasions, request that the Company register all or a portion of such stockholder’s share of its common stock on Form S-1 or any similar long-form registration statement, if (i) the anticipated aggregate offering price of such shares of common stock exceeds $100,000,000, (ii) the Company is not eligible at the time of the request to file a registration statement on Form S-3 or similar short form registration statement and (iii) the sale pursuant to such request will be pursuant to an underwritten offering.

Commencing on the date that the Company becomes eligible to register securities on Form S-3, Madison Dearborn or the holders of at least twenty-five percent of the Company’s common stock held by all Pritzker family business interests may, on not more than two occasions during each calendar year, request registration of their shares of common stock on Form S-3, if the anticipated aggregate offering amount of such shares of common stock exceeds $20,000,000.

Under the registration rights agreement, the Company will not be required to effect a demand registration or a Form S-3 demand registration within 180 days after the effective date of a registration statement related to a previous demand or Form S-3 demand registration. In addition, once every twelve months, the Company may postpone for up to 120 days the filing or the effectiveness of a registration statement for a demand or a Form S-3 demand registration, if the Company’s board of directors determines in good faith that such a filing (1) would be materially detrimental to the Company, (2) would require a disclosure of a material fact that might reasonably be expected to have a material adverse effect on the Company or any plan or proposal by the Company to engage in any acquisition or disposition of assets or equity securities or any merger, consolidation, tender offer, material financing or other significant transactions or (3) is inadvisable because the Company is planning to prepare and file a registration statement for a primary offering of the Company’s securities.

Shelf Registration Rights

At any time after the expiration of a lock-up period, or in the event the Company has not consummated an initial public offering of its common stock prior to the fifth anniversary of the closing of the Change in Control Transaction, the holders of approximately 29,522,915 shares of the Company’s common stock will be entitled to certain “shelf” registration rights with respect to the Company’s common stock.

Commencing on the later of the date on which the Company becomes eligible to register securities on Form S-3 and 365 days following the consummation of an initial public offering, Madison Dearborn or the holders of at least twenty-five percent of the Company’s common stock held by all Pritzker family business interests may, in addition to the demand registration rights described above, request registration of their shares of common stock on a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act. The Company has also agreed to use its best efforts to keep any such shelf registration statement effective and updated for a period of three years (or, if earlier, such time as all the shares covered thereby have been sold).

Piggyback Registration Rights

At any time after the expiration of a lock-up period, or in the event the Company has not consummated an initial public offering of its common stock prior to the fifth anniversary of the closing of the Change in Control Transaction, holders of approximately 29,522,915 shares of the Company’s common stock will be entitled to certain “piggyback” registration rights with respect to the Company’s common stock.

At any time after the expiration of a lock-up period, or in the event the Company has not consummated an initial public offering of its common stock prior to the fifth anniversary of the closing of the Change in Control Transaction, in the event that the Company proposes to register shares of its common stock under the Securities Act, either for its own account or for the account of other security holders, the Company will notify all of the holders of its registrable securities of its intention to effect such a registration and will use its reasonable best efforts to include in such registration all shares requested to be included in the registration by each such stockholder.

Expenses of Registration, Restrictions and Indemnification

The Company will pay all registration expenses, including the legal fees of all holders under the registration rights agreement, other than underwriting discounts, commissions and transfer taxes, in connection with registering any shares of the Company’s common stock pursuant to any demand, shelf or piggyback registration described above.

The demand, shelf and piggyback registration rights are subject to customary restrictions such as blackout periods and any limitations on the number of shares to be included in the underwritten offering imposed by the managing underwriter. The registration rights agreement also contains customary indemnification and contribution provisions.

Tax Separation Agreement with Marmon

Prior to the distribution by Marmon, the Company’s former parent company, of TransUnion’s common stock to its stockholders in January 2005 (the “Spin-off”), the Company, Marmon and the Company’s and their respective subsidiaries were included in the consolidated federal income tax return as well as various consolidated or combined state, local and foreign tax returns filed by Marmon. As a result of the Spin-off, the Company and its subsidiaries left the Marmon consolidated group, and the Company became the parent of a new consolidated group.

On January 1, 2005, the Company, Marmon and the Company’s and their respective direct and indirect subsidiaries entered into a tax separation agreement. In general, Marmon agreed to indemnify the Company and its subsidiaries against:

•	taxes of the members of Marmon group prior to the Spin-off;

•	taxes attributable to the Spin-off and related transactions; and

•	liabilities of certain members of Marmon group prior to the Spin-off under the consolidated return rules or similar rules.

In general, the Company agreed to indemnify Marmon and its subsidiaries against:

•	the Company’s group’s share of Marmon’s taxes for periods prior to the Spin-off, calculated as if the Company’s group was a separate group for those periods;

•	the Company’s post-Spin-off taxes;

•	except with respect to certain specified pre-Spin-off matters, final audit adjustments attributable to the Company’s group’s members for pre-Spin-off periods; and

•	taxes attributable to a breach of certain provisions of the distribution agreement relating to the Spin-off.

The parties to the tax separation agreement agreed that Marmon will control any tax audit or similar proceeding related to tax periods ending on or before or including the Spin-off and will consult with the Company with respect to issues that impact us. Marmon’s settlement of such issues requires the Company’s reasonable consent.

Marmon is entitled to refunds and other tax benefits from periods prior to the Spin-off, provided that Marmon reimburses the Company for any refunds or tax benefits attributable to members of the Company’s group. The tax separation agreement provides that refunds for tax periods that straddle the Spin-off will be allocated equitably.

Legal Services

The Company paid $1.3 million in 2011 to the law firm of Neal, Gerber & Eisenberg LLP for legal services. Marshall E. Eisenberg, a partner in the law firm, is a co-trustee of certain Pritzker family U.S. situs trusts that beneficially own in excess of 5% of the Company’s common stock.

The Company paid $4.4 million in 2011 to the law firm of Latham & Watkins LLP for legal services. Michael A. Pucker, a partner in the law firm, is an immediate family member of a co-trustee of certain Pritzker family U.S. situs trusts that beneficially own in excess of 5% of the Company’s common stock.

Payables

Other liabilities included $4.1 million as of December 2011, due to certain Pritzker family business interests related to tax indemnification payments arising in connection with the Change in Control Transaction. This amount is subject to future adjustments based on a final determination of tax expense. See Note 2, “Change in Control,” of the Company’s audited consolidated financial statements appearing elsewhere in this report for further information about the impact of the Change in Control Transaction.

Debt

In connection with the Change in Control Transaction, the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the RFC loan. The loan is an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest, due December 15, 2018, with prepayments of principal due annually based on excess foreign cash flows. See Note 13, “Debt,” to the Company’s audited consolidated financial statements appearing elsewhere in this report.

Issuances of Common Stock

On April 8, 2011, the Company issued an aggregate of 30,775 shares of common stock to QED Fund I, LP in a private placement transaction at a purchase price of $24.37 per share. Nigel W. Morris, one of the Company’s directors, is the managing member of QED Partners, LLC, the general partner of QED Fund I, LP, and is a 98% limited partner of QED Fund I, LP. Additionally, Mr. Morris is the managing member of QED Investors, LLC, the manager of QED Fund I, LP.

On May 3, 2011, the Company issued an aggregate of 22,500 shares of common stock to Matthew A. Carey, one of the Company’s directors, in a private placement transaction at a purchase price of $24.37 per share.

Investment Purchase

On November 4, 2011, the Company purchased 318,471 shares of Series A Preferred Stock of L2C, Inc. from QED Fund I, LP at a purchase price of $3.14 per share.

Related Party Transaction Policy

The Company does not currently have a written policy on related party transactions. All of the transactions described above, with the exception of legal services, were approved by the Company’s board of directors.

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to our principal accountant, Ernst & Young, for the years ended December 31, 2011 and 2010, were as follows:

Category	2011	2010
Audit fees	$2,145,530	$1,906,088
Audit-related fees	151,000	23,650
Tax fees	84,622	—
All other fees	309,108	70,020

Total	$2,690,260	$1,999,758

Audit fees. Consists of the aggregate fees billed by Ernst & Young for professional services rendered for the audit of our annual financial statements for fiscal years 2011 and 2010, including the review of the financial statements included in our Quarterly Reports on Form 10-Q, required statutory audits of the financial statements of certain of our international subsidiaries and other services normally provided in connection with our regulatory filings.

Audit-related fees. Consists of the aggregate fees for audit-related services, including attestation services.

Tax fees. Consists of the aggregate fees for tax services, including domestic and foreign tax advice and planning and tax return preparation review.

All other fees. Consists of fees billed for all other services, including certain acquisition-related due diligence services.

Pre-approval policies and procedures. All audit and permitted non-audit services provided by our principal accountant, or any other independent auditor, must be approved by the Audit Committee of our board of directors. All of the fees paid to our principal accountant in 2011 and 2010 were pre-approved by our audit committee. Our principal accountant verifies that they have not performed and will not perform any prohibited non-audit services to our Audit Committee annually.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets—December 31, 2011 and 2010;

•	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule II—Valuation and Qualifying Accounts

(3)	Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(4)	Valuation and qualifying accounts.

(b)	Exhibits. See Item 15(a)(3) of Part IV.

(c)	Financial Statement Schedules. See Item 15(a)(2) of Part IV.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2012.

TransUnion Corp.

By:	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2012

Signature	Title

/s/ PENNY S. PRITZKER Penny S. Pritzker	Chairperson of the Board and Director

/s/ SIDDHARTH N. (BOBBY) MEHTA Siddharth N. (Bobby) Mehta	President, Chief Executive Officer and Director

/s/ SAMUEL A. HAMOOD Samuel A. Hamood	Executive Vice President and Chief Financial Officer

/s/ GORDON E. SCHAECHTERLE Gordon E. Schaechterle	Chief Accounting Officer

/s/ JOHN A. CANNING, JR. John A. Canning Jr.	Director

/s/ MATTHEW A. CAREY Matthew A. Carey	Director

/s/ VAHE A. DOMBALAGIAN Vahe A. Dombalagian	Director

/s/ REUBEN GAMORAN Reuben Gamoran	Director

/s/ TIMOTHY M. HURD Timothy M. Hurd	Director

/s/ RENU S. KARNAD Renu S. Karnad	Director

/s/ EDWARD M. MAGNUS Edward M. Magnus	Director

/s/ NIGEL W. MORRIS Nigel W. Morris	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of February 17, 2012, by and among Spartan Parent Holdings Inc., Spartan Acquisition Sub Inc., MDCPVI TU Holdings, LLC and TransUnion Corp.

3.1	Certificate of Incorporation of TransUnion Corp. (incorporated by reference to Exhibit 3.1 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

3.2	Bylaws of TransUnion Corp. (incorporated by reference to Exhibit 3.2 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

4.2	TransUnion Corp. Registration Rights Agreement, dated June 15, 2010, among TransUnion Corp. and the stockholders party thereto (incorporated by reference to Exhibit 10.10 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

4.3	Indenture, dated June 15, 2010, among Trans Union LLC, TransUnion Financing Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

4.4	Form of 11 3/8% Senior Note due 2018, Series B (incorporated by reference to Exhibit 4.2 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

10.1	Amended and Restated Credit Agreement, dated February 10, 2011, among TransUnion Corp., Trans Union LLC, the guarantors party thereto, Deutsche Bank Trust Company Americas, as administrative and collateral agent, Deutsche Bank Trust Company Americas, as L/C issuer and swing line lender, the other lenders party thereto, Bank of America, N.A., as syndication agent, Credit Suisse Securities (USA) LLC and SunTrust Bank as TL documentation agents, U.S. Bank National Association, as RC documentation agent, the Governor and Company of The Bank Of Ireland, as senior managing agent and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner and Smith and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

10.2#	Amended and Restated TransUnion Corp. 2010 Management Equity Plan (incorporated by reference to Exhibit 10.2 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

10.3#	Form of Amended and Restated TransUnion Corp. 2010 Management Equity Plan Director Stock Option Agreement (incorporated by reference to Exhibit 10.3 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

10.4#	Form of Amended and Restated TransUnion Corp. 2010 Management Equity Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

10.5#	Form of Severance and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.5 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

10.6#	Employment Agreement, dated October 3, 2007, between TransUnion Corp. and Siddharth N. Mehta (incorporated by reference to Exhibit 10.6 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

10.7	TransUnion Corp. 2010 U.S. Stockholders’ Agreement, dated June 15, 2010, among TransUnion Corp. and the stockholders party thereto (incorporated by reference to Exhibit 10.7 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

10.8	TransUnion Corp. 2010 Non-U.S. Stockholders’ Agreement, dated June 15, 2010, among TransUnion Corp. and the stockholders party thereto (incorporated by reference to Exhibit 10.8 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

Exhibit Number	Exhibit Description

10.9	TransUnion Corp. Management Stockholders’ Agreement, dated June 15, 2010, among TransUnion Corp. and the stockholders party thereto (incorporated by reference to Exhibit 10.9 to TransUnion Corp. Registration Statement on Form S-4 dated March 1, 2011)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	TransUnion Corp. Code of Business Conduct

21.1	List of Subsidiaries of TransUnion Corp.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

TRANSUNION CORP.

Schedule II—Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts(2):
Year ended December 31,
2011	$1.7	$1.9	$(0.3)	$(2.1)	$1.2
2010	2.5	1.5	—	(2.3)	1.7
2009	6.5	2.0	(1.2)	(4.8)	2.5
Allowance for deferred tax assets(2):
Year ended December 31,
2011	$12.8	$4.6	$0.2	$(0.7)	$16.9
2010	3.0	9.9	—	(0.1)	3.0
2009	2.5	0.7	—	(0.2)	3.0

(1)	For the allowance for doubtful accounts, includes write-offs of uncollectable accounts.
(2)	Excludes discontinued operations.