Form 10-Q
period 2012-03-31
TRANSUNION CORP.
filed 2012-05-08
CIK 1513514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 29, 2012, there were 29,522,916 shares of voting common stock outstanding and 307,151 shares of non-voting common stock outstanding.

TRANSUNION CORP.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	March 31, 2012	December 31, 2011
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$108.1	$107.8
Trade accounts receivable, net of allowance of $3.6 and $1.2	159.7	139.4
Other current assets	51.8	55.4
Current assets of discontinued operations	—	0.1

Total current assets	319.6	302.7
Property, plant and equipment, net of accumulated depreciation and amortization of $509.0 and $490.7	197.6	202.4
Other marketable securities	10.8	10.3
Goodwill	268.8	275.2
Other intangibles, net	129.1	137.4
Other assets	81.1	77.8

Total assets	$1,007.0	$1,005.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$67.8	$75.1
Current portion of long-term debt	20.7	21.8
Other current liabilities	99.9	100.2
Current liabilities of discontinued operations	—	0.4

Total current liabilities	188.4	197.5
Long-term debt	1,577.0	1,579.4
Other liabilities	47.4	53.3

Total liabilities	1,812.8	1,830.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 20.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 180.0 shares authorized, 29.8 and 29.8 shares issued at March 31, 2012, and December 31, 2011, respectively; 29.8 and 29.8 shares outstanding as of March 31, 2012, and December 31, 2011, respectively	0.3	0.3
Additional paid-in capital	895.6	893.9
Treasury stock at cost; less than 0.1 shares at March 31, 2012, and December 31, 2011	(0.3)	(0.2)
Retained earnings	(1,729.2)	(1,739.0)
Accumulated other comprehensive income (loss)	1.0	(3.6)

Total TransUnion Corp. stockholders’ equity	(832.6)	(848.6)
Noncontrolling interests	26.8	24.2

Total stockholders’ equity	(805.8)	(824.4)

Total liabilities and stockholders’ equity	$1,007.0	$1,005.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions)

	Three Months Ended March 31,
	2012	2011
	Unaudited
Revenue	$280.6	$245.9

Operating expenses
Cost of services (exclusive of depreciation and amortization below)	115.0	101.7
Selling, general and administrative	78.1	67.4
Depreciation and amortization	21.9	21.7

Total operating expenses	215.0	190.8

Operating income	65.6	55.1

Non-operating income and expense
Interest expense	(30.7)	(33.6)
Interest income	0.4	0.2
Other income and expense, net	(2.9)	(58.9)

Total non-operating income and expense	(33.2)	(92.3)

Income (loss) from continuing operations before income taxes	32.4	(37.2)

(Provision) benefit for income taxes	(20.3)	13.9

Income (loss) from continuing operations	12.1	(23.3)

Discontinued operations, net of tax	—	(0.1)

Net income (loss)	12.1	(23.4)
Less: net income attributable to noncontrolling interests	(1.9)	(2.1)

Net income (loss) attributable to TransUnion Corp.	$10.2	$(25.5)

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in millions)

	Three Months Ended March 31,
	2012	2011
	Unaudited
Net income (loss)	$12.1	$(23.4)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	5.4	(0.8)

Total other comprehensive income (loss), net of tax	5.4	(0.8)

Comprehensive income (loss)	17.5	(24.2)
Less: comprehensive income attributable to noncontrolling interests	(2.7)	(1.9)

Comprehensive income (loss) attributable to TransUnion Corp.	$14.8	$(26.1)

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2012	2011
	Unaudited
Cash flows from operating activities:
Net income (loss)	$12.1	$(23.4)
Less: loss from discontinued operations, net of tax	—	(0.1)

Income (loss) from continuing operations	12.1	(23.3)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Loss on early extinguishment of senior secured credit facility	—	59.3
Depreciation and amortization	21.9	21.7
Deferred financing fees	0.9	1.6
Stock-based incentive compensation	1.6	1.2
Provision for losses on trade accounts receivable	3.0	0.7
Equity in net income of affiliates, net of dividends	(2.8)	(3.1)
Deferred taxes	9.0	(19.3)
Other	(0.3)	(0.1)
Changes in assets and liabilities:
Trade accounts receivable	(21.7)	(13.4)
Other current and long-term assets	(0.8)	(0.4)
Trade accounts payable	0.1	5.5
Other current and long-term liabilities	(1.4)	(4.5)

Cash provided by operating activities	21.6	25.9

Cash flows from investing activities:
Capital expenditures for property and equipment	(17.3)	(26.7)
Proceeds from sale of trading securities	1.0	8.8
Investments in trading securities	(1.1)	(0.7)
Other	0.7	—

Cash used in investing activities	(16.7)	(18.6)

Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0
Extinguishment of senior secured credit facility	—	(945.2)
Repayments of debt	(3.5)	(4.6)
Debt financing fees	—	(11.4)
Prepayment fee on early extinguishment of senior secured credit facility	—	(9.5)
Distribution of merger consideration	(1.3)	(0.2)
Other	(0.8)	(0.5)

Cash used in financing activities	(5.6)	(21.4)
Effect of exchange rate changes on cash and cash equivalents	1.0	(0.4)

Net change in cash and cash equivalents	0.3	(14.5)
Cash and cash equivalents, beginning of period	107.8	131.2

Cash and cash equivalents, end of period	$108.1	$116.7

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(in millions)

(Unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comp Income (Loss)	Non- controlling interests	Total
Balance, December 31, 2011	29.8	$0.3	$893.9	$(0.2)	$(1,739.0)	$(3.6)	$24.2	$(824.4)
Net income					10.2		1.9	12.1
Other comprehensive income						4.6	0.8	5.4
Stock-based incentive compensation expense			1.6					1.6
Exercise of stock options			0.1					0.1
Distributions to noncontrolling interests							(0.1)	(0.1)
Treasury stock purchased				(0.1)				(0.1)
Effects of merger transaction					(0.4)			(0.4)

Balance, March 31, 2012	29.8	$0.3	$895.6	$(0.3)	$(1,729.2)	$1.0	$26.8	$(805.8)

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for 2011 that were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2012.

Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management, and when appropriate, recognized or disclosed in the financial statements or notes to the financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires companies to present items of net income, other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, ASU 2011-05 was modified by the issuance of ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update deferred certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income on the face of the financial statements. The changes in these updates are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted these standards on January 1, 2012, and now presents comprehensive income in a separate statement following the statement of income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other—Testing Goodwill for Impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. Under the new requirements, the Company will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard on January 1, 2012, and does not expect the adoption of this standard to have a material effect on our consolidated financial statements.

2. Marketable Securities

Marketable securities at March 31, 2012, and December 31, 2011, consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Trading securities	$10.8	$10.3

Trading securities are carried at fair market value with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. For the three months ended March 31, 2012, earnings from trading securities included realized gains of less than $0.1 million and unrealized gains of $0.3 million. For the three months ended March 31, 2011, earnings from trading securities included realized gains of less than $0.1 million and unrealized gains of $0.2 million.

3. Fair Value

The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2012:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$10.8	$10.8	$—	$—

Level 1 investments, which use quoted market prices in active markets for identical assets to establish fair value, consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices. At March 31, 2012, we did not have any investments valued using Level 2 or Level 3 inputs.

4. Other Current Assets

Other current assets at March 31, 2012, and December 31, 2011, consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Prepaid expenses	$41.7	$37.1
Deferred financing fees	3.8	3.8
Deferred income tax assets	3.1	8.7
Income taxes receivable	—	1.9
Other	3.2	3.9

Total other current assets	$51.8	$55.4

Deferred income tax assets decreased from December 31, 2011, primarily due to the use of a net operating loss carryforward during the three months ended March 31, 2012.

5. Other Assets

Other assets at March 31, 2012, and December 31, 2011, consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Investments in affiliated companies	$45.5	$42.7
Deferred financing fees	23.5	23.7
Deposits	10.3	10.7
Deferred income tax assets	1.1	—
Other	0.7	0.7

Total other assets	$81.1	$77.8

6. Other Current Liabilities

Other current liabilities at March 31, 2012, and December 31, 2011, consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Accrued payroll	$35.8	$55.1
Accrued interest	23.9	5.0
Deferred revenue	10.1	13.0
Accrued liabilities	6.8	5.6
Accrued employee benefits	5.9	8.7
Other	17.4	12.8

Total other current liabilities	$99.9	$100.2

Accrued payroll decreased $19.3 million from year end 2011 primarily due to the payment of accrued 2011 bonuses during the three months ended March 31, 2012. Accrued interest increased $18.9 million from year end 2011 due to additional interest accrued on the senior notes due 2018, which is paid semi-annually in June and December, and additional accrued interest due on the senior secured term loan.

7. Other liabilities

Other liabilities at March 31, 2012, and December 31, 2011, consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Deferred income taxes	$33.4	$39.9
Retirement benefits	10.0	9.6
Unrecognized tax benefits	3.2	3.2
Other	0.8	0.6

Total other liabilities	$47.4	$53.3

Deferred income taxes decreased $6.5 million from December 31, 2011, primarily due to a restructuring in March 2012 involving the merger of a holding company with our recently acquired Brazilian business Crivo Sistemas em Informatica S.A. (“Crivo”) and the recording of the resulting deferred tax asset. See Note 12, “Business Acquisitions,” for further information on the acquisition of Crivo.

8. Debt

Debt outstanding at March 31, 2012, and December 31, 2011, consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Senior secured term loan, payable in quarterly installments through February 10, 2018, including variable interest (4.75% at March 31, 2012) at LIBOR or alternate base rate, plus applicable margin	$940.5	$942.9
Senior secured revolving line of credit, due on February 10, 2016, variable interest (4.75% at March 31, 2012) at LIBOR or alternate base rate, plus applicable margin	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum	645.0	645.0
RFC loan due December 15, 2018, excluding imputed interest of 11.625%	10.1	10.3
Note payable for 2007 acquisition, payable in annual installments through 2012, excluding imputed interest of 4.69%	—	0.9
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	1.8	1.8
Capital lease obligations	0.3	0.3

Total debt	$1,597.7	$1,601.2
Less short-term debt and current maturities	(20.7)	(21.8)

Total long-term debt	$1,577.0	$1,579.4

See Note 14, “Acquisition of TransUnion Corp.,” for information regarding the amendment to the senior secured credit facility and additional debt to be incurred subsequent to March 31, 2012, in connection with the acquisition of TransUnion Corp.

Senior secured credit facility

In connection with the Change in Control Transaction discussed in Note 2, “Change in Control,” of our year end audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, on June 15, 2010, the Company entered into a senior secured credit facility with various lenders. On February 10, 2011, the Company amended and restated its senior secured credit facility, repaid and extinguished the original senior secured term loan, borrowed new funds under the new senior secured term loan and replaced the senior secured revolving line of credit. See note 14, “Acquisition of TransUnion Corp.,” for information about the further amendment to this credit facility subsequent to March 31, 2012.

This credit facility consists of a seven-year $950.0 million senior secured term loan and a $200.0 million senior secured revolving line of credit, with $25.0 million expiring June 15, 2015, and $175.0 million expiring February 10, 2016. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected, and currently subject to a floor of 1.50%, plus an applicable margin of 3.25%. There is a 0.5% annual commitment fee payable quarterly based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all of the loan covenants.

Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. The Company will also be required to make additional principal payments beginning in 2013 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. Under the revolving line of credit, the first $25.0 million commitment expires June 15, 2015, and the remaining $175.0 million commitment expires February 10, 2016. The Company did not repay or borrow any funds under its revolving line of credit during the first quarter of 2012.

In connection with the refinancing in February 2011, the Company borrowed an additional $4.8 million under the term loan, expensed $49.8 million of unamortized deferred financing fees related to the original term loan and revolving line of credit that was extinguished, and paid and expensed a $9.5 million prepayment premium equal to 1% of the outstanding principal balance of the original term loan. In addition, the Company incurred $11.3 million of deferred financing fees to secure the amended and restated credit facility. These fees were allocated between the term loan and the revolving line of credit.

The deferred financing fees allocated to the term loan are amortized as additional interest expense over the term of the loan using the effective interest rate method. The deferred financing fees allocated to the revolving line of credit are amortized over its term on a straight-line basis, and will be recorded as additional interest expense to the extent we borrow against the revolving line of credit, or as other expense to the extent we do not borrow against the revolving line of credit.

Total interest expense on these loans for the three months ended March 31, 2012, was $11.7 million, which included $0.4 million of amortization of deferred financing fees on the term loan. Other expense included $0.3 million of unused revolving line of credit fees, and less than $0.1 million of amortization of deferred financing fees related to the revolving line of credit. Total interest expense on these loans for the three months ended March 31, 2011, was $14.3 million, which included $1.0 million of amortization of deferred financing fees on the term loan. Other expense included a loss on the extinguishment of debt of $59.3 million consisting of $49.8 million of unamortized deferred financing fees written off as a result of the refinancing and the $9.5 million prepayment premium on the old term loan, $0.3 million of unused revolving line of credit fees, and $0.2 million of amortization of deferred financing fees related to the revolving line of credit.

Senior notes

In connection with the Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million of senior notes to certain private investors. The senior notes mature on June 15, 2018, and accrue interest at a fixed rate of 11.375% per annum, payable semi-annually. Pursuant to a registration rights agreement, these senior notes have been registered with the SEC. The indenture governing the senior notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all covenants under the indenture.

Total interest expense for the senior notes for the three months ended March 31, 2012, was $18.8 million, which included $0.5 million of deferred financing fees that were amortized as additional interest expense. Total interest expense for the senior notes for the three months ended March 31, 2011, was $18.7 million, which included $0.4 million of deferred financing fees that were amortized as additional interest expense.

RFC loan

In connection with the Change in Control Transaction, on June 15, 2010, the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the foreign cash loan (the “RFC loan”). The RFC loan is an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest, due December 15, 2018, with prepayments of principal due annually based on excess foreign cash flows. Interest expense is calculated under the effective interest method using an imputed interest rate of 11.625%. The Company expensed $0.3 million of interest and repaid $0.2 million of principal during the three months ended March 31, 2012.

The Company repaid the remaining principal of the loan in connection with the acquisition of the Company as discussed in Note 14, “Acquisition of TransUnion Corp.” The Company expensed $0.4 million of interest and repaid $5.1 million of principal and imputed interest during the three months ended March 31, 2011.

Note Payable for 2011 acquisition of noncontrolling interests

On April 15, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary, TransUnion Analytic and Decision Services (Proprietary) Limited, from the noncontrolling shareholders. In connection with this acquisition, we issued a note to the sellers for $2.0 million. The note is an unsecured, non-interest bearing note, discounted by $0.2 million for imputed interest, due in annual installments of $1.0 million on April 15, 2012, and April 15, 2013. Interest expense is calculated under the effective interest method using an imputed interest rate of 10.0%. The Company expensed less than $0.1 million of interest expense during the three months ended March 31, 2012.

9. Income Taxes

The effective tax rates for the three months ended March 31, 2012 and 2011 were 62.7% and 37.4%, respectively. The increase in tax rate for the first quarter of 2012 was primarily due to a change in the Company’s cash repatriation plans, the expiration of the “look-through rule” under subpart F of the U.S. Internal Revenue Code and the application of Accounting Standards Codification (“ASC”) 740-30 to the unremitted earnings of our foreign subsidiaries.

The provisions of subpart F require U.S. corporate shareholders to recognize current U.S. taxable income from passive income, such as dividend income earned at certain non U.S. subsidiaries, regardless of whether that income is distributed to the U.S. corporate shareholders. The look-through rule provided an exception to this recognition for subsidiary passive income attributable to an active business. The look-through rule expired after December 31, 2011. Under ASC 740-30, we recorded the full tax on substantially all foreign unremitted earnings in the first quarter of 2012.

The total amount of unrecognized tax benefits as of both March 31, 2012, and December 31, 2011, was $3.2 million. The amount of unrecognized tax benefit that would affect the effective tax rate, if recognized, was $3.2 million as of each date. The accrued interest payable for taxes as of March 31, 2012, and December 31, 2011, was $0.4 million and $0.5 million, respectively. There was no significant liability for tax penalties as of March 31, 2012, or December 31, 2011. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

10. Operating Segments

Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies,” of our audited financial statements for 2011 included in our Annual Report on Form 10-K, filed with the SEC on February 17, 2012.

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

International

The International segment provides services similar to our USIS segment to business customers outside the United States and automotive information and commercial data to customers in select geographies. Depending on the maturity of the credit economy in each location, services may include credit reports, analytical and decision services, and risk management services. These services are offered to customers in a number of industries, including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment, such as credit reports, credit scores and credit monitoring services. The two market groups in the International segment are developed markets, which includes Canada, Hong Kong and Puerto Rico, and emerging markets, which includes South Africa, Mexico, the Dominican Republic, India and other emerging markets.

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

Selected financial information for the three months ended March 31, 2012 and 2011 consisted of the following:

	March 31, 2012		March 31, 2011
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$180.7	$55.6	$159.6	$44.2
International	56.6	14.8	50.4	14.4
Interactive	43.3	9.9	35.9	8.9
Corporate	—	(14.7)	—	(12.4)

Total	$280.6	$65.6	$245.9	$55.1

A reconciliation of operating income to income (loss) from continuing operations before income tax for the three months ended March 31, 2012 and 2011 was as follows:

(in millions)	March 31, 2012	March 31, 2011
Operating income from segments	$65.6	$55.1
Other income and expense, net	(33.2)	(92.3)

Income (loss) from continuing operations before income tax	$32.4	$(37.2)

Other income and expense, net, included earnings (losses) from equity method investments for the three months ended March 31, 2012 and 2011 as follows:

(in millions)	March 31, 2012	March 31, 2011
U.S. Information Services	$0.3	$0.1
International	2.8	3.3
Interactive	—	—

Total	$3.1	$3.4

11. Contingencies

Litigation

Due to the nature of our businesses, claims against us will occur in the ordinary course of business. Some of these claims are, or purport to be, class actions that seek substantial damage amounts, including punitive damages. Claimants may seek modifications of business practices, financial incentives or replacement of products or services. We regularly review all claims to determine whether a loss is probable and, if probable, whether the loss can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued, taking into consideration legal positions, contractual obligations and applicable insurance coverages, and included in other current liabilities. We believe that the reserves established for pending or threatened claims are appropriate based on the facts currently known. Due to the uncertainties inherent in the investigation and resolution of a claim, however, additional losses may be incurred that could materially affect our financial results. Legal fees for ongoing litigation are considered a period cost and are expensed as incurred. See Part II, Item 1, “Legal Proceedings,” for additional information.

12. Business Acquisitions

2011 acquisitions

Crivo Sistemas em Informatica S.A.

On December 28, 2011, we acquired an 80% ownership interest in Crivo, a Brazilian company, for $43.1 million in cash. The purchase was funded using cash on hand. Crivo provides software and services to companies in Brazil to help them make credit, risk and fraud-related decisions. This acquisition is consistent with our strategic objective to invest in growing international regions and will be integrated into our International business segment. Pro forma financial information is not presented because the acquisition was not material to our 2011 consolidated operating results.

Purchase Price Allocation

During the three months ended March 31, 2012, we finalized the allocation of the purchase price. The fair value of the net assets acquired and the liabilities assumed as of December 28, 2011, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable and other current assets	$1.7
Property and equipment	10.8
Identifiable intangible assets	20.2
Goodwill(1)	33.2

Total assets acquired	$65.9
Total liabilities assumed	(12.0)

Net assets of acquired company	$53.9
Less: noncontrolling interests	(10.8)

Purchase price of 80% ownership interest	$43.1

(1)

For tax purposes, none of the goodwill was initially tax deductible. However, as part of a restructuring in March 2012, Crivo merged with a holding company at which time the entire purchase price allocated to goodwill became tax deductible. At that time, the Company recorded a $10.4 million deferred tax asset and a corresponding decrease to goodwill.

The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The purchase price of Crivo exceeded the fair value of the net assets acquired primarily due to growth opportunities, synergies between its customer base and our existing products, and other technological and operational synergies.

Identifiable Intangible Assets

The fair value of identifiable intangible assets acquired was based on many factors, including an analysis of historical financial performance and estimates of future performance, and was determined using analytical approaches appropriate to the facts and circumstances pertaining to the various classes of assets valued, including discounted cash flow and market-based approaches. The fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Customer relationships	$16.7	19 years
Trademarks and tradenames	1.1	20 years
Noncompete agreements	2.4	8 years

Total identifiable intangible assets	$20.2

The weighted-average useful life of identifiable intangible assets is approximately 18 years.

Acquisition Costs

Acquisition costs of $2.4 million in 2011 and $0.3 million in 2012, including investment banker fees, legal fees, due diligence and other external costs were incurred and included in other income and expense in each respective year.

13. Financial Statements of Guarantors

As discussed in Note 8, “Debt,” the obligations under the senior notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp. and certain wholly owned domestic subsidiaries of Trans Union LLC. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Balance Sheet

March 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$42.5	$—	$—	$65.6	$—	$108.1
Trade accounts receivable, net	—	102.1	17.9	39.7	—	159.7
Due from (to) affiliates	2.0	(55.6)	15.1	47.5	(9.0)	—
Other current assets	7.9	38.5	0.3	5.1	—	51.8

Total current assets	52.4	85.0	33.3	157.9	(9.0)	319.6

Property, plant and equipment, net	—	141.8	23.6	32.2	—	197.6
Other marketable securities	—	10.8	—	—	—	10.8
Goodwill	—	6.3	189.8	72.7	—	268.8
Other intangibles, net	—	50.9	56.6	21.6	—	129.1
Other assets	(857.8)	560.7	2.6	49.4	326.2	81.1

Total assets	$(805.4)	$855.5	$305.9	$333.8	$317.2	$1,007.0

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3.8	$31.9	$22.0	$10.1	$—	$67.8
Current portion of long-term debt	10.1	9.5	—	10.1	(9.0)	20.7
Other current liabilities	25.9	44.9	6.5	22.6	—	99.9

Total current liabilities	39.8	86.3	28.5	42.8	(9.0)	188.4

Long-term debt	—	1,576.0	—	7.5	(6.5)	1,577.0
Other liabilities	(12.6)	37.6	6.8	15.6	—	47.4

Total liabilities	27.2	1,699.9	35.3	65.9	(15.5)	1,812.8

Total TransUnion Corp. stockholders’ equity	(832.6)	(844.4)	270.6	241.1	332.7	(832.6)
Noncontrolling interests	—	—	—	26.8	—	26.8

Total stockholders’ equity	(832.6)	(844.4)	270.6	267.9	332.7	(805.8)

Total liabilities and stockholders’ equity	$(805.4)	$855.5	$305.9	$333.8	$317.2	$1,007.0

TRANSUNION CORP. AND SUBSIDIARIES

Audited Consolidating Balance Sheet

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

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Three Months Ended March 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$173.7	$61.4	$62.2	$(16.7)	$280.6

Operating expenses
Cost of services	—	79.9	27.0	20.1	(12.0)	115.0
Selling, general and administrative	0.1	44.9	22.0	16.2	(5.1)	78.1
Depreciation and amortization	—	14.9	4.5	2.5	—	21.9

Total operating expenses	0.1	139.7	53.5	38.8	(17.1)	215.0

Operating income	(0.1)	34.0	7.9	23.4	0.4	65.6

Non-operating income and expense
Interest expense	(0.2)	(30.4)	—	(0.2)	0.1	(30.7)
Interest income	0.3	0.2	—	0.1	(0.2)	0.4
Other income and expense, net	24.2	23.2	—	0.1	(50.4)	(2.9)

Total non-operating income and expense	24.3	(7.0)	—	—	(50.5)	(33.2)

Income (loss) before income taxes	24.2	27.0	7.9	23.4	(50.1)	32.4

Provision for income taxes	(14.0)	(0.2)	—	(6.1)	—	(20.3)

Net income (loss)	10.2	26.8	7.9	17.3	(50.1)	12.1

Less: net income attributable to noncontrolling interests	—	—	—	(1.9)	—	(1.9)

Net income (loss) attributable to TransUnion Corp.	$10.2	$26.8	$7.9	$15.4	$(50.1)	$10.2

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$10.2	$26.8	$7.9	$17.3	$(50.1)	$12.1
Other comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	5.4	—	5.4

Total other comprehensive income, net of tax	—	—	—	5.4	—	5.4
Comprehensive income (loss)	10.2	26.8	7.9	22.7	(50.1)	17.5
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.7)	—	(2.7)

Comprehensive income (loss) attributable to TransUnion Corp.	$10.2	$26.8	$7.9	$20.0	$(50.1)	$14.8

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

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(25.5)	$(45.4)	$4.9	$15.1	$27.5	$(23.4)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)

Total other comprehensive income (loss), net of tax	—	—	—	(0.8)	—	(0.8)

Comprehensive income (loss)	(25.5)	(45.4)	4.9	14.3	27.5	(24.2)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1.9)	—	(1.9)

Comprehensive income (loss) attributable to TransUnion Corp.	$(25.5)	$(45.4)	$4.9	$12.4	$27.5	$(26.1)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$10.1	$(4.0)	$3.9	$11.6	$—	$21.6

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(13.5)	(3.0)	(0.8)	—	(17.3)
Proceeds from sale of trading securities	—	1.0	—	—	—	1.0
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Proceeds from notes receivable	—	19.0	—	—	(19.0)	—
Other	—	—	(0.1)	0.8	—	0.7

Cash provided by (used in) investing activities	—	5.4	(3.1)	—	(19.0)	(16.7)

Cash flows from financing activities:
Repayments of debt	(0.2)	(2.4)	(0.9)	(19.0)	19.0	(3.5)
Distribution of merger consideration	(1.3)	—	—	—	—	(1.3)
Other	(0.7)	—	—	(0.1)	—	(0.8)

Cash provided by (used in) financing activities	(2.2)	(2.4)	(0.9)	(19.1)	19.0	(5.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net change in cash and cash equivalents	7.9	(1.0)	(0.1)	(6.5)	—	0.3
Cash and cash equivalents, beginning of period	34.6	1.0	0.1	72.1	—	107.8

Cash and cash equivalents, end of period	$42.5	$—	$—	$65.6	$—	$108.1

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(24.7)	$31.9	$2.0	$16.7	$—	$25.9

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(23.8)	(1.3)	(1.6)	—	(26.7)
Proceeds from sale of trading securities	—	8.8	—	—	—	8.8
Investments in trading securities	—	(0.7)	—	—	—	(0.7)

Cash used in investing activities	—	(15.7)	(1.3)	(1.6)	—	(18.6)

Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0	—	—	—	950.0
Extinguishment of senior secured credit facility	—	(945.2)	—	—	—	(945.2)
Repayments of debt	(3.9)	—	(0.7)	—	—	(4.6)
Debt financing fees	—	(11.4)	—	—	—	(11.4)
Prepayment fee on early extinguishment of senior secured credit facility	—	(9.5)	—	—	—	(9.5)
Distribution of merger consideration	(0.2)					(0.2)
Other	—	—	—	(0.5)	—	(0.5)

Cash used in financing activities	(4.1)	(16.1)	(0.7)	(0.5)	—	(21.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.4)	—	(0.4)

Net change in cash and cash equivalents	(28.8)	0.1	—	14.2	—	(14.5)
Cash and cash equivalents, beginning of period	81.4	—	—	49.8	—	131.2

Cash and cash equivalents, end of period	$52.6	$0.1	$—	$64.0	$—	$116.7

14. Acquisition of TransUnion Corp.

On February 17, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TransUnion Holding Company, Inc. (“TransUnion Holding”), an entity formed by affiliates of Advent International Corporation (“Advent”) and GS Capital Partners (“GSCP”), pursuant to which TransUnion Holding will acquire 100% of the outstanding common stock of the Company. On April 30, 2012, the merger was consummated. Pursuant to the Merger Agreement, the aggregate purchase price for the outstanding common stock and options to purchase common stock of the Company was approximately $1.685 billion, plus the assumption of existing debt except for the RFC loan, which was paid off at closing. In connection with the Merger Agreement, all existing stockholders of the Company received cash consideration for their shares, and all existing option holders received cash consideration based on the value of their options. Certain management stockholders continue to hold equity interests in the form of TransUnion Holding common stock. The purchase price allocation is expected to be finalized prior to year end December 31, 2012. To partially fund the merger, TransUnion Holding raised $600 million of new debt in the form of senior unsecured PIK toggle private placement notes at a fixed interest rate of 9 5/8%, due June 15, 2018.

On February 27, 2012, the Company amended and restated its senior secured credit facility contingent and effective upon the acquisition of TransUnion Corp. by TransUnion Holding as described above. The amendment, among other things, changed the applicable margin on LIBOR based borrowings from 3.25% to 4.00% and extended the term on a portion of the revolving line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, filed with the SEC on February 17, 2012, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Form 10-Q.

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

Recent Developments

On February 17, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TransUnion Holding Company, Inc. (“TransUnion Holding”), an entity formed by affiliates of Advent International Corporation (“Advent”) and GS Capital Partners (“GSCP”), pursuant to which TransUnion Holding will acquire 100% of the outstanding common stock of the Company. On April 30, 2012, the merger was consummated. Pursuant to the Merger Agreement, the aggregate purchase price for the outstanding common stock and options to purchase common stock of the Company was approximately $1.685 billion, plus the assumption of existing debt. In connection with the Merger Agreement, all existing stockholders of the Company received cash consideration for their shares, and all existing option holders received cash consideration based on the value of their options. Certain management stockholders continue to hold equity interests in the form of TransUnion Holding common stock. The purchase price allocation is expected to be finalized prior to year end December 31, 2012. To partially fund the merger, TransUnion Holding raised $600 million of new debt in the form of senior unsecured PIK toggle private placement notes at a fixed interest rate of 9 5/8%, due June 15, 2018. See Part I, Item 1, Note 14 “Acquisition of TransUnion Corp.,” for additional information.

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

In addition, Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.

Factors Affecting Our Results of Operations

The following are certain key factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. The economic downturn that began impacting our business in 2008 resulted in reduced revenues across all of our segments due to lower credit activity and to lower demand for our services. During 2011 and the first quarter of 2012, in the United States and other markets, we continued to see signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, and an increase in demand for our credit marketing services. These factors helped drive improved financial results in all of our segments in the first quarter of 2012. The economic and market improvements, however, were tempered by continuing consumer uncertainty as concerns over high unemployment and a stagnant housing market have pressured growth in our businesses.

Our revenues are also significantly influenced by industry trends, including the demand for information services in the financial services, insurance, healthcare and other industries we serve. Companies increasingly rely on data and analytics to make more informed decisions, operate their businesses more effectively and manage risk. Similarly, consumers seek information to help them understand and proactively manage their personal finances and to better protect themselves against identity theft. We expect that increased demand for targeted data and sophisticated analytical tools will drive revenue growth in all of our segments.

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

2011 Debt Refinancing

In the first quarter of 2011, we refinanced our senior secured credit facility, which resulted in a $59.3 million loss on the early extinguishment of debt, including a write-off of unamortized deferred financing fees of $49.8 million and a prepayment premium of $9.5 million. See Part I, Item 1, Note 8, “Debt,” for additional information.

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

Results of Operations

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three months ended March 31, 2012 and 2011 these indicators were as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	$ Change	% Change
Revenue	$280.6	$245.9	$34.7	14.1%
Reconciliation of net income (loss) attributable to TransUnion Corp. to Adjusted EBITDA:
Net income (loss) attributable to TransUnion Corp.	10.2	(25.5)	35.7	140.0%
Discontinued operations	—	0.1	(0.1)	(100.0)%

Income (loss) from continuing operations attributable to TransUnion Corp.	10.2	(25.4)	35.6	140.2%
Net interest expense	30.3	33.4	(3.1)	(9.3)%
Income tax (benefit) provision	20.3	(13.9)	34.2	246.0%
Depreciation and amortization	21.9	21.7	0.2	0.9%
Stock-based compensation	1.6	1.2	0.4	33.3%
Other (income) and expense(1)	6.0	62.3	(56.3)	(90.4)%

Adjusted EBITDA(2)	$90.3	$79.3	$11.0	13.9%

Other metrics:
Cash provided by operating activities	$21.6	$25.9	$(4.3)	(16.6)%
Capital expenditures	$17.3	$26.7	$(9.4)	(35.2)%

(1)

Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the three months ended March 31, 2012, other income and expense included $6.0 million of acquisition-related expenses, primarily related to the merger with TransUnion Holding as discussed in Part I, Item 1, Note 14, “Acquistion of TransUnion Corp.,” and the abandoned initial public offering process. For the three months ended March 31, 2011, other income and expense included a $59.3 million loss on the early extinguishment of debt as a result of refinancing our senior secured credit facility in February 2011, and $3.0 million of other income and expense. See Part I, Item 1, Note 8, “Debt,” for further information about the refinancing.

(2)

Adjusted EBITDA is a non-GAAP measure. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation or certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. The annual variable compensation for members of senior management is based in part on Adjusted EBITDA. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to operating income or net income as an indicator of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion Corp. The reconciliation of Adjusted EBITDA to net income attributable to TransUnion Corp. is included in the table above.

Revenue

Total revenue increased $34.7 million for the three months ended March 31, 2012, compared to the same period in the prior year, due to increases in revenue in all operating segments as a result of improving economic conditions and revenue from our recent acquisitions of Crivo and FHS, partially offset by the impact of weakening foreign currencies in our International segment. Revenue by segment for the three-month periods was as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	$ Change	% Change
U.S. Information Services:
Online Data Services	$121.5	$109.0	$12.5	11.5%
Credit Marketing Services	36.0	31.3	4.7	15.0%
Decision Services	23.2	19.3	3.9	20.2%

Total U.S. Information Services	$180.7	$159.6	$21.1	13.2%

International:
Developed Markets	$22.4	$20.8	$1.6	7.7%
Emerging Markets	34.2	29.6	4.6	15.5%

Total International	$56.6	$50.4	$6.2	12.3%
Interactive	$43.3	$35.9	$7.4	20.6%

Total revenue	$280.6	$245.9	$34.7	14.1%

U.S. Information Services Segment

USIS revenue increased $21.1 million for the three months ended March 31, 2012, compared to the prior year, with growth in all platforms due to improved market conditions and the inclusion of revenue from our acquisition of FHS in October 2011.

Online Data Services

Online Data Services revenue increased $12.5 million compared to the prior year, due to a 12.8% increase in online credit report unit volume, primarily in the financial services market as conditions in the consumer credit market continued to improve.

Credit Marketing Services

Credit Marketing Services revenue increased $4.7 million compared to the prior year, due to an increase in demand for custom data sets and archive information as our customers’ continued to increase their credit marketing programs.

Decision Services

Decision Services revenue increased $3.9 million compared to the prior year, primarily due to an increase in insurance eligibility verification revenue in our healthcare market and $1.6 million of revenue from our FHS acquisition.

International Segment

International revenue increased $6.2 million, or 12.3%, for the three months ended March 31, 2012, compared to the prior year, with higher revenue from increased volumes in all regions. Of this increase, 9.3% was due to our acquisition of Crivo in Brazil. This increase includes a reduction of 5.2% due to the impact of weakening foreign currencies.

Developed Markets

Developed Markets revenue increased $1.6 million, or 7.7%, compared to the prior year. An increase in revenue due to increased volumes in all countries was partially offset by 1.0% decrease due to the impact of a weakening Canadian dollar.

Emerging Markets

Emerging Markets revenue increased $4.6 million, or 15.5%, compared to the prior year with higher revenue from increased volumes in all regions. Of this increase, 15.9% was due to our acquisition of Crivo in Brazil. This increase includes a reduction of 8.2% due to the impact of weakening foreign currencies, primarily the South African rand.

Interactive Segment

Interactive revenue increased $7.4 million for the three months ended March 31, 2012, compared to the prior year. This increase was primarily due to an increase in the average number of subscribers in both our direct and indirect channels.

Operating expenses

Total operating expenses increased $24.2 million for the three months ended March 31, 2012, compared to the same period in the prior year, primarily due to an increase in labor and product costs and the inclusion of costs from our Crivo and FHS operations, partially offset by cost reductions from our Operational Excellence program which is aimed at creating a long-term competitive and efficient cost structure. Operating expenses for the three-month periods were as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	$ Change	% Change
Cost of services	$115.0	$101.7	$13.3	13.1%
Selling, general and administrative	78.1	67.4	10.7	15.9%
Depreciation and amortization	21.9	21.7	0.2	0.9%

Total operating expenses	$215.0	$190.8	$24.2	12.7%

Cost of services

Cost of services increased $13.3 million for the three months ended March 31, 2012, compared to the prior year. This increase was primarily due to increased variable service costs associated with the increased volumes, primarily in our USIS and Interactive segments, and increased labor costs in our USIS and International segments resulting from the increase in revenue and expansion costs as we entered new markets, partially offset by a decrease in data center operating costs in our USIS segment due to the decision to insource these operations.

Selling, general and administrative

Selling, general and administrative expenses increased $10.7 million for the three months ended March 31, 2012, compared to the prior year. This increase was primarily due to increased labor costs in our USIS and International segments and Corporate resulting from the increase in revenue and expansion costs as we entered new markets. The increase also includes an increase in our bad debt reserve.

Operating income and operating margins

	Three Months Ended March 31,
(dollars in millions)	2012	2011	$ Change	% Change
Operating Income
U.S. Information Services	$55.6	$44.2	$11.4	25.8%
International	14.8	14.4	0.4	2.8%
Interactive	9.9	8.9	1.0	11.2%
Corporate	(14.7)	(12.4)	(2.3)	(18.5)%

Total operating income	$65.6	$55.1	$10.5	19.1%

	2012	2011		Change
Operating Margin
U.S. Information Services	30.8%	27.7%		3.1%
International	26.1%	28.6%		(2.4)%
Interactive	22.9%	24.8%		(1.9)%
Total operating margin	23.4%	22.4%		1.0%

Total operating income and operating margins for the three months ended March 31, 2012, increased $10.5 million and 100 basis points, respectively, compared to the same period in the prior year. These increases were due to the increase in revenue that was partially offset by an increase in expense as discussed above. Margins for the USIS segment increased primarily due to the increase in revenue. Margins for the International segment decreased as an increase in labor and product costs, including integration costs for our acquisition of Crivo and investments in start-up operations, more than offset the increase in revenue. Margins for the Interactive segment decreased as the increase in bad debt reserve was only partially offset by the increase in revenue.

Non-operating income and expense

	Three Months Ended March 31,
(dollars in millions)	2012	2011	$ Change	% Change
Interest expense	$(30.7)	$(33.6)	$2.9	8.6%
Interest income	0.4	0.2	0.2	100.0%
Other income and expense, net:
Loan fees	(0.1)	(59.5)	59.4	99.8%
Acquisition fees	(6.0)	(1.9)	(4.1)	nm
Earnings from equity method investments	3.1	3.4	(0.3)	(8.8)%
Dividends from cost method investments	—	—	—	—
Other	0.1	(0.9)	1.0	111.1%

Total other income and expense, net	(2.9)	(58.9)	56.0	nm

Total non-operating income and expense	$(33.2)	$(92.3)	$59.1	nm

nm: not meaningful

Other income and expense, net, was significantly impacted by the transaction in February 2011 to refinance Trans Union LLC’s senior secured credit facility to take advantage of lower interest rates and more flexible terms. See Part I, Item 1, Note 8, “Debt,” for additional information.

Interest expense decreased $2.9 million compared to the prior year, primarily due to the lower interest rate resulting from the February 2011 refinance and a lower outstanding principal balance.

For 2011, loan fees include a $59.3 million loss on the early extinguishment of debt, consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing the senior secured credit facility.

Acquisition fees represent costs we have incurred for various acquisition-related and similar efforts. For 2012, acquisition fees include costs related to the acquisition of TransUnion Corp., and $2.8 million of initial public offering related expenses that were previously capitalized but written off in the first quarter of 2012 as we formally withdrew our registration statement on Form S-1 as a result of the acquisition of TransUnion Corp.

Provision for income taxes

	Three Months Ended March 31,
(dollars in millions)	2012	2011
(Provision) benefit for income taxes	$(20.3)	$13.9
Effective income tax rate	62.7%	37.4%

The effective tax rates for the three months ended March 31, 2012 and 2011 were 62.7% and 37.4%, respectively. The increase in tax rate for the first quarter of 2012 was primarily due to a change in the Company’s cash repatriation plans, the expiration of the “look-through rule” under subpart F of the U.S. Internal Revenue Code and the application of Accounting Standards Codification (“ASC”) 740-30 to the unremitted earnings of our foreign subsidiaries.

The provisions of subpart F require U.S. corporate shareholders to recognize current U.S. taxable income from passive income, such as dividend income earned at certain non U.S. subsidiaries, regardless of whether that income is distributed to the U.S. corporate shareholders. The look-through rule provided an exception to this recognition for subsidiary passive income attributable to an active business. The look-through rule expired after December 31, 2011. Under ASC 740-30, we recorded the full tax on substantially all foreign unremitted earnings in the first quarter of 2012.

Significant changes in assets and liabilities

Our balance sheet at March 31, 2012, as compared to December 31, 2011, was impacted by the following:

•	Accrued payroll included in other current liabilities decreased $19.3 million from year end 2011 primarily due to the payment of accrued 2011 bonus during the three months ended March 31, 2012.

•

Accrued interest included in other current liabilities increased $18.9 million from year end 2011 due to additional interest accrued on the senior notes, which is paid semi-annually in June and December, and additional accrued interest due on the senior secured term loan.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and Trans Union LLC’s senior secured revolving credit facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving credit facility will be sufficient to finance our liquidity requirements for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.

Cash and cash equivalents totaled $108.1 million and $107.8 million at March 31, 2012, and December 31, 2011, respectively, of which $61.4 million and $68.5 million was held outside the United States. The funds held outside the United States are intended to be permanently reinvested in operations outside the United States and are not needed to fund our current or expected domestic operations. Repatriation of these foreign amounts would result in the payment of additional tax. As of March 31, 2012, we had no outstanding borrowings under the senior secured revolving credit facility and could borrow up to the full amount. Beginning in 2013, under the senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part I, Item 1, Note 8, “Debt,” for additional information.

Sources and uses of cash

	Three Months Ended March 31,
(dollars in millions)	2012	2011	$ Change
Cash provided by operating activities	$21.6	$25.9	$(4.3)
Cash used in investing activities	(16.7)	(18.6)	1.9
Cash used in financing activities	(5.6)	(21.4)	15.8
Effect of exchange rate changes on cash and cash equivalents	1.0	(0.4)	1.4

Net change in cash and cash equivalents	$0.3	$(14.5)	$14.8

Sources and uses of cash

Operating activities

Net cash provided by operating activities decreased $4.3 million, from $25.9 million for the three months ended March 31, 2011, to $21.6 million for the three months ended March 31, 2012. The decrease was primarily due to an increase in working capital.

Investing activities

Cash used in investing activities decreased $1.9 million, from $18.6 million for the three months ended March 31, 2011, to $16.7 million for the three months ended March 31, 2012. The decrease was primarily due to lower cash expenditures on property and equipment.

Financing activities

Cash used in financing activities decreased $15.8 million, from $21.4 million for the three months ended March 31, 2011, to $5.6 million for the three months ended March 31, 2012. The decrease was primarily due to fees incurred in 2011 related to refinancing our debt.

Capital expenditures

Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risks. Expenditures are made for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. Cash paid for capital expenditures decreased $9.4 million, from $26.7 million for the three months ended March 31, 2011, to $17.3 million for the three months ended March 31, 2012. The decrease included $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010. On an accrual basis, we expect total capital expenditures for 2012 to be comparable to 2011 as a percent of revenue.

Debt

Effect of certain debt covenants

Our senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.25 to 1 from January 1, 2012, through June 30, 2012, and 4.00 to 1 thereafter. Although we were not subject to the covenant at March 31, 2012, because we did not have borrowings outstanding on our senior secured revolving line of credit, our senior secured net leverage ratio as of March 31, 2012, was 2.16 to 1. The senior secured net leverage ratio is the ratio of consolidated senior secured net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended March 31, 2012, totaled $384.8 million. Covenant EBITDA was higher than Adjusted EBITDA by $21.0 million for the trailing twelve-month period ended March 31, 2012, and consisted of adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. We believe our cash on hand, cash generated from operations, and funds available under our senior secured revolving line of credit are sufficient to fund our planned capital expenditures, debt service obligations and operating needs for the foreseeable future.

Acquisition of TransUnion Corp.

Subsequent to March 31, 2012, In connection with the acquisition of TransUnion Corp., Trans Union LLC and TransUnion Financing Corporation completed a Consent Solicitation to amend the indenture governing the Trans Union LLC senior notes to permit the acquisition to occur without triggering a change of control under the indenture. Trans Union LLC also completed an amendment to the credit agreement to permit the merger to occur without triggering a change of control under the TransUnion LLC senior secured credit facility. The amendment to the credit agreement also changed the applicable margin on LIBOR based borrowings from 3.25% to 4.00%.

In addition, TransUnion Holding the acquiring entity, issued $600.0 million of senior unsecured PIK toggle private placement notes at a fixed interest rate of 9 5/8% due June 15, 2018, to finance a portion of the purchase price and pay related fees and expenses. TransUnion Corp. and its subsidiaries do not guarantee the notes and do not have any contractual obligations with respect thereto. We do, however, expect to pay cash dividends to TransUnion Holding to enable funding of the cash interest payments due on the new notes. Our ability to pay dividends and make other payments to TransUnion Holding will depend on our cash flows and earnings and may be restricted by, among other things, applicable laws and regulations and by the terms of the agreements into which we enter. The terms of the credit agreement governing the TransUnion LLC senior secured credit facility and the indenture governing the Trans Union LLC senior notes significantly restrict us from paying dividends and otherwise transferring assets to TransUnion Holding.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Part 1, Item 1, Note 1, “Summary of Significant Accounting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.

Application of Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates, assumptions and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different assumptions, judgments or conditions. The “Application of Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of our audited financial statements for 2011 included in our Annual Report on Form 10-K, filed with the SEC on February 17, 2012, describe the significant accounting estimates used in the preparation of our consolidated financial statements.

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

We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at the time such statements were made. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; changes in federal, state, local or foreign tax laws; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; fluctuations in exchange rates; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011. Many of these factors are beyond our control.

The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. For further information or other factors which could affect our financial results and such forward-looking statements, see the section titled “Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. There have been no material changes in our quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K, filed with the SEC on February 17, 2012, other than as described in the following paragraph.

On April 30, 2012, we entered into interest rate swaps with financial institutions, terminating on April 30, 2018, to effectively fix the interest payment on $500.0 million of our senior secured term loan variable-rate debt at 2.033%, plus the applicable margin on the loan. Under the swap agreement, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the 3-month LIBOR, subject to a 1.50% floor. The net amount to be paid or received each quarter is recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at April 30, 2012, is $500.0 million and is scheduled to amortize by $12.5 million per quarter over the life of the interest rate swap.

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

To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. Other than the Privacy Litigation described in our Annual Report on Form 10-K filed with the SEC on February 17, 2012, we are not aware of any significant monetary claim that has been asserted against us that would not be covered to some extent by insurance.

Employment Reports

On April 8, 2011, a claim (Leslie Ellis Thomas v. VeriFirst Background Screening LLC and Trans Union LLC, No. 211-CV-02461-PD, United States District Court for the Eastern District of Pennsylvania) was filed purporting to be a class action alleging that consumers did not timely receive a copy of a letter from us or VeriFirst Background Screening LLC (an unrelated third party), which letter notified the consumer that a consumer report containing an adverse public record was provided by the defendants to a prospective employer of the consumer. After mediation with respect to this matter, we have agreed to settle the individual claim alleged by the Plaintiff and the Plaintiff agreed to dismiss the class action claims in connection therewith. The settlement is not material to the Company.

ITEM 1A. RISK FACTORS

In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on February 17, 2012, and the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, TransUnion Corp. (i) granted options to purchase 55,600 shares of its common stock to certain employees at an exercise price of $44.47 per share under TransUnion Corp.’s 2010 Management Equity Plan and (ii) issued an aggregate of 2,100 shares of common stock to certain employees and former employees at an exercise price of $24.37 per share pursuant to exercises of options granted under TransUnion Corp.’s 2010 Management Equity Plan. The grants of the options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering, and the issuance of the shares of common stock upon exercise of the options was exempt from registration in reliance on Rule 701 of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFEY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Although the following information is not required to be reported pursuant to a Form 8-K, it is being reported herein for information purposes only:

1.	None.

(b)	Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of TransUnion Corp. (incorporated by reference to exhibit 3.1 to TransUnion Corp. Current Report on Form 8-K dated April, 30, 2012).

3.2	Amended and Restated Bylaws of TransUnion Corp. (incorporated by reference to exhibit 3.2 to TransUnion Corp. Current Report on Form 8-K dated April 30, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Indenture, dated as of March 21, 2012, among TransUnion Holding Company, Inc. and Wells Fargo Bank, National Association, as Trustee

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Corp.

DATE: May 8, 2012	By	/s/ SAMUEL A. HAMOOD

Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: May 8, 2012	By	/s/ GORDON E. SCHAECHTERLE

Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of TransUnion Corp. (incorporated by reference to exhibit 3.1 to TransUnion Corp. Current Report on Form 8-K dated April, 30, 2012).

3.2	Amended and Restated Bylaws of TransUnion Corp. (incorporated by reference to exhibit 3.2 to TransUnion Corp. Current Report on Form 8-K dated April 30, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Indenture, dated as of March 21, 2012, among TransUnion Holding Company, Inc. and Wells Fargo Bank, National Association, as Trustee