Form 10-Q
period 2012-06-30
TRANSUNION CORP.
filed 2012-08-07
CIK 1513514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 100 shares of common stock outstanding.

TRANSUNION CORP.

QUERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data or unless otherwise noted)

	Successor June 30, 2012	Predecessor December 31, 2011
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$86.0	$107.8
Trade accounts receivable, net of allowance of $3.7 and $1.2	169.9	139.4
Other current assets	74.3	55.4
Current assets of discontinued operations	—	0.1

Total current assets	330.2	302.7

Property, plant and equipment, net of accumulated depreciation and amortization of $5.1 and $342.3	113.7	109.0
Other marketable securities	10.6	10.3
Goodwill	1,716.3	275.2
Other intangibles, net	1,972.1	230.8
Other assets	98.2	77.8

Total assets	$4,241.1	$1,005.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$71.8	$75.1
Current portion of long-term debt	10.5	21.8
Other current liabilities	162.5	100.2
Current liabilities of discontinued operations	—	0.4

Total current liabilities	244.8	197.5

Long-term debt	1,695.3	1,579.4
Other liabilities	677.7	53.3

Total liabilities	2,617.8	1,830.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; one thousand shares authorized, one hundred and 29.8 million shares issued at June 30, 2012, and December 31, 2011, respectively; one hundred and 29.8 million shares outstanding as of June 30, 2012, and December 31, 2011, respectively	—	0.3
Additional paid-in capital	1,592.7	893.9
Treasury stock at cost; 0 shares at June 30, 2012, and less than 0.1 million shares December 31, 2011	—	(0.2)
Retained earnings (accumulated deficit)	9.6	(1,739.0)
Accumulated other comprehensive income (loss)	(7.6)	(3.6)

Total TransUnion Corp. stockholders’ equity	1,594.7	(848.6)
Noncontrolling interests	28.6	24.2

Total stockholders’ equity	1,623.3	(824.4)

Total liabilities and stockholders’ equity	$4,241.1	$1,005.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(in millions)

	Successor	Predecessor
	Two Months Ended June 30, 2012	One Month Ended April 30, 2012	Four Months Ended April 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$190.9	$92.4	$373.0	$257.5	$503.4

Operating expenses
Cost of services (exclusive of depreciation and amortization below)	74.6	57.0	172.0	110.5	212.1
Selling, general and administrative	50.3	93.9	172.0	65.0	132.5
Depreciation and amortization	29.0	7.3	29.2	21.5	43.2

Total operating expenses	153.9	158.2	373.2	197.0	387.8

Operating income (loss)	37.0	(65.8)	(0.2)	60.5	115.6

Non-operating income and expense
Interest expense	(18.4)	(9.8)	(40.5)	(30.7)	(64.3)
Interest income	0.1	0.2	0.6	0.1	0.3
Other income and (expense), net	0.4	(20.9)	(23.8)	2.6	(56.2)

Total non-operating income and expense	(17.9)	(30.5)	(63.7)	(28.0)	(120.2)

Income (loss) from continuing operations before income taxes	19.1	(96.3)	(63.9)	32.5	(4.6)

(Provision) benefit for income taxes	(8.3)	31.8	11.5	(7.3)	6.6

Income (loss) from continuing operations	10.8	(64.5)	(52.4)	25.2	2.0

Discontinued operations, net of tax	—	—	—	(0.3)	(0.5)

Net income (loss)	10.8	(64.5)	(52.4)	24.9	1.5
Less: net income attributable to noncontrolling interests	(1.2)	(0.6)	(2.5)	(2.0)	(4.1)

Net income (loss) attributable to TransUnion Corp.	$9.6	$(65.1)	$(54.9)	$22.9	$(2.6)

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

(in millions)

	Successor	Predecessor
	Two Months Ended June 30, 2012	One Month Ended April 30, 2012	Four Months Ended April 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income (loss)	$10.8	$(64.5)	$(52.4)	$24.9	$1.5

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(6.4)	(2.9)	2.5	0.3	(0.6)
Net unrealized loss on hedges	(2.0)	—	—	—	—

Total other comprehensive income (loss), net of tax	(8.4)	(2.9)	2.5	0.3	(0.6)

Comprehensive income (loss)	2.4	(67.4)	(49.9)	25.2	0.9
Less: comprehensive income attributable to noncontrolling interests	(0.4)	(0.1)	(2.8)	(2.1)	(3.9)

Comprehensive income (loss) attributable to TransUnion Corp.	$2.0	$(67.5)	$(52.7)	$23.1	$(3.0)

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Successor	Predecessor
	Two Months Ended June 30, 2012	Four Months Ended April 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$10.8	$(52.4)	$1.5
Less: loss from discontinued operations, net of tax	—	—	(0.5)

Income (loss) from continuing operations	10.8	(52.4)	2.0
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Loss on early extinguishment of senior secured credit facility	—	—	59.3
Change in control transaction fees	0.3	20.9	—
Depreciation and amortization	29.0	29.2	43.2
Deferred financing fees	—	3.9	2.5
Amortization of senior notes premium	(2.6)	—	—
Stock-based incentive compensation	—	2.0	2.4
Provision for losses on trade accounts receivable	0.1	3.1	1.5
Equity in net income of affiliates, net of dividends	3.8	(3.7)	(0.8)
Deferred taxes	3.5	(18.3)	(13.5)
Other	0.3	(0.6)	2.0
Changes in assets and liabilities:
Trade accounts receivable	(9.1)	(24.7)	(19.9)
Other current and long-term assets	1.3	1.5	(11.9)
Trade accounts payable	(5.3)	1.6	10.8
Other current and long-term liabilities	(20.8)	89.9	(20.0)

Cash provided by operating activities of continuing operations	11.3	52.4	57.6
Cash used in operating activities of discontinued operations	—	—	(1.3)

Cash provided by operating activities	11.3	52.4	56.3

Cash flows from investing activities:
Capital expenditures for property and equipment	(7.4)	(20.4)	(38.9)
Proceeds from sale of trading securities	—	1.1	9.0
Investments in trading securities	(0.1)	(1.1)	(0.9)
Investments in held-to-maturity securities	—	—	(6.3)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(10.5)	(0.1)	(4.2)
Other	—	0.9	—

Cash used in investing activities	(18.0)	(19.6)	(41.3)

Cash flows from financing activities:
Proceeds from senior secured credit facility	—	—	950.0
Extinguishment of senior secured credit facility	—	—	(945.2)
Repayments of debt	(2.4)	(14.6)	(7.0)
Debt financing fees	—	(6.1)	(11.3)
Prepayment fee on early extinguishment of senior secured credit facility	—	—	(9.5)
Distribution of merger consideration	—	(1.3)	(0.2)
Change in control transaction fees	(0.3)	(20.9)	—
Other	(0.2)	(2.1)	0.2

Cash used in financing activities	(2.9)	(45.0)	(23.0)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.8	(0.4)

Net change in cash and cash equivalents	(10.4)	(11.4)	(8.4)
Cash and cash equivalents, beginning of period	96.4	107.8	131.2

Cash and cash equivalents, end of period	$86.0	$96.4	$122.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity

(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total
Predecessor Balance, December 31, 2011	29.8	$0.3	$893.9	$(0.2)	$(1,739.0)	$(3.6)	$24.2	$(824.4)
Net income (loss)					(54.9)		2.5	(52.4)
Other comprehensive income						2.2	0.3	2.5
Stock-based incentive compensation expense			2.0					2.0
Exercise of stock options			0.1					0.1
Impact of share-based awards modification			(3.3)					(3.3)
Distributions to noncontrolling interests							(0.4)	(0.4)
Treasury stock purchased				(1.3)				(1.3)
Effects of merger transaction					(0.4)			(0.4)

Predecessor balance, April 30, 2012	29.8	$0.3	$892.7	$(1.5)	$(1,794.3)	$(1.4)	$26.6	$(877.6)
Purchase accounting adjustments	(29.8)	(0.3)	700.0	1.5	1,794.3	1.4		2,496.9
Net income					9.6		1.2	10.8
Other comprehensive income (loss)						(7.6)	(0.8)	(8.4)
Acquisition of Africa subsidiary							1.9	1.9
Distributions to noncontrolling interests							(0.3)	(0.3)
Treasury stock purchased

Successor balance, June 30, 2012	—	$—	$1,592.7	$—	$9.6	$(7.6)	$28.6	$1,623.3

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the one or four months ended April 30, 2012, or the two months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for 2011 that were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2012.

2012 Change in Control Transaction

On April 30, 2012, pursuant to an Agreement and Plan of Merger (“Merger Agreement”) with TransUnion Holding Company, Inc. (“TransUnion Holding”), the Company was acquired by affiliates of Advent International Corporation (“Advent”) and GS Capital Partners (“GSCP”) for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt except for the RFC loan as defined below, which was paid off at closing. As a result, the Company became a wholly-owned subsidiary of TransUnion Holding. To partially fund the acquisition, TransUnion Holding issued $600.0 million aggregate principal amount of 9.625%/10.375% senior PIK toggle notes due 2018. We also increased the revolving commitment amount under our senior secured revolving credit facility by $10.0, from $200.0 million to $210.0 million, and extended the maturity date of $155.0 million of the revolving commitment to February 10, 2017. We refer to these transactions collectively as the 2012 Change in Control Transaction.

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” the fair value adjustments of the assets acquired and liabilities assumed, which would normally be recorded on the acquiring company’s books, have been pushed-down to the Company because we have become wholly-owned.

The Company continues to operate as the same legal entity subsequent to the 2012 Change in Control Transaction. Periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of the Company prior to the 2012 Change in Control Transaction (referred to herein as the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of the Company after the 2012 Change in Control Transaction (referred to herein as the “Successor”). Periods after the 2012 Change in Control Transaction are not comparable to prior periods primarily due to the additional amortization of intangibles in subsequent periods resulting from the fair value adjustments of the assets acquired and liabilities assumed, as well as the significant transaction costs incurred due to the acquisition.

Reclassifications

We have reclassified the December 31, 2011, carrying value of internal use software, $93.4 million net of accumulated amortization, from property, plant and equipment to other intangibles to conform to the current period presentation.

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

2. 2012 Change in Control Transaction

On April 30, 2012, pursuant to the Merger Agreement, TransUnion Holding acquired 100% of the outstanding stock of the Company. Pursuant to the Merger Agreement, the aggregate purchase price for the outstanding common stock of the Company was $1,592.7 million plus the assumption of existing debt except for the RFC loan as defined below, which was paid off at closing. In connection with the acquisition, all existing stockholders of the Company received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. Certain members of management continue to hold equity interests in the form of TransUnion Holding common stock. To partially fund the acquisition, TransUnion Holding raised $600 million of new debt in the form of senior unsecured PIK toggle private placement notes at a fixed interest rate of 9 5/8%, due June 15, 2018. TransUnion Holding is owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSCP and 1% by members of management.

Purchase Price Allocation

The allocation of the purchase price to the identifiable assets acquired and liabilities assumed is preliminary pending final review of the valuation of certain intangible assets, which we expect to complete by December 31, 2012. The preliminary fair value of the assets acquired and the liabilities assumed as of April 30, 2012, consisted of the following:

(in millions)	Fair Value
Property and equipment	$112.8
Identifiable intangible assets	1,994.2
Goodwill(1)	1,708.2
All other assets	462.9

Total assets acquired	$4,278.1
Existing debt (including fair value adjustment)	(1,710.8)
All other liabilities	(948.0)
Noncontrolling interests	(26.6)

Net assets of acquired company	$1,592.7

(1)	For tax purposes, $129.7 million of goodwill is tax deductible.

The excess of the purchase price over the preliminary fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price of TransUnion Corp. exceeded the fair value of the net assets acquired primarily due to growth opportunities and operational efficiencies.

Identifiable Intangible Assets

The preliminary fair value of identifiable intangible assets acquired was based on management’s best estimate of fair value. The preliminary fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Database and credit files	$780.0	15 years
Technology software	342.6	7 years
Trademarks, copyrights and patents	545.0	40 years
Customer relationships	308.9	20 years
Other	17.7	3 years

Total identifiable intangible assets	$1,994.2

The weighted-average useful life of identifiable intangible assets is approximately 21.1 years.

Acquisition Costs

The Company incurred $21.2 million of seller-related acquisition costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense. Of this total, $20.9 was incurred by the predecessor and $0.3 million was incurred by the successor. The Predecessor also incurred $2.7 million of loan fees for a bridge loan that was included in other income and expense and $3.4 million of deferred financing fees related to amendments to the senior secured credit facility and senior notes that were recorded to other current assets and other assets.

3. Marketable Securities

Marketable securities at June 30, 2012, and December 31, 2011, consisted of the following:

	Successor	Predecessor
(in millions)	June 30, 2012	December 31, 2011
Trading securities	$10.6	$10.3

Trading securities are carried at fair market value with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented.

4. Fair Value

The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2012:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$10.6	$10.6	$—	$—
Interest rate swaps	(3.3)	—	(3.3)	—

Total financial instruments at fair value	$7.3	$10.6	$(3.3)	$—

Level 1 investments, which use quoted market prices in active markets for identical assets to establish fair value, consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices. Level 2 investments consist of interest rate swaps that are further discussed in Note 12, “Debt.” We determined the fair value of the interest rate swaps using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. At June 30, 2012, we did not have any investments valued using Level 3 inputs.

5. Other Current Assets

Other current assets at June 30, 2012, and December 31, 2011, consisted of the following:

	Successor	Predecessor
(in millions)	June 30, 2012	December 31, 2011
Prepaid expenses	$34.8	$37.1
Deferred financing fees	—	3.8
Deferred income tax assets	34.4	8.7
Income taxes receivable	2.4	1.9
Other	2.7	3.9

Total other current assets	$74.3	$55.4

Deferred financing fees decreased $3.8 million from December 31, 2011, primarily due to the purchase accounting fair value adjustment. Deferred income tax assets increased $25.7 million from December 31, 2011, due to the increase in the tax loss carryforward resulting from the costs incurred in connection with the 2012 Change in Control Transaction.

6. Property, Plant and Equipment

As a result of the 2012 Change in Control Transaction, a purchase accounting fair value increase adjustment of $21.1 million was allocated primarily to our corporate headquarter building and related building improvements. Accumulated depreciation for all assets was reduced to zero on April 30, 2012 as a result of purchase accounting adjustments. See Note 2, “2012 Change in Control Transaction.”

Property, plant and equipment at June 30, 2012, and December 31, 2011, consisted of the following:

	Successor	Predecessor
(in millions)	June 30, 2012	December 31, 2011
Purchased software	$19.3	$144.5
Computer equipment and furniture	54.9	242.5
Building and building improvements	41.4	61.1
Land	3.2	3.2

Total cost of property, plant and equipment	118.8	451.3
Less: accumulated depreciation	(5.1)	(342.3)

Total property, plant and equipment, net of accumulated depreciation	$113.7	$109.0

7. Goodwill

As a result of the 2012 Change in Control Transaction, the excess of the purchase price over the preliminary fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 2, “2012 Change in Control Transaction.”

Goodwill allocated to our segments at December 31, 2011, and changes in the carrying amount of goodwill during the six months ended June 30, 2012, consisted of the following:

(in millions)	USIS	International	Interactive	Total
Predecessor balance, December 31, 2011	$147.5	$81.8	$45.9	$275.2
Acquisitions	—	(9.5)	—	(9.5)
Foreign exchange rate adjustment	—	1.8	—	1.8

Predecessor balance, April 30, 2012	$147.5	$74.1	$45.9	$267.5
Purchase accounting adjustments	920.9	411.2	108.6	1,440.7
Acquisitions	—	13.0	—	13.0
Foreign exchange rate adjustment	—	(4.9)	—	(4.9)

Successor balance, June 30, 2012	$1,068.4	$493.4	$154.5	$1,716.3

8. Intangible Assets

As a result of the 2012 Change in Control Transaction, the following purchase accounting fair value adjustments were made to intangible assets: Database and credit files, $719.1 million; internally developed software, $239.1 million; customer and vendor relationships, $257.7 million; trademarks, copyrights and patents, $536.4 million; and noncompete agreements $11.7 million. All accumulated amortization was reduced to zero on April 30, 2012 as a result of purchase accounting adjustments. See Note 2, “2012 Change in Control Transaction.”

Intangible assets at June 30, 2012 and December 31, 2011, consisted of the following:

	Successor			Predecessor
	June 30, 2012			December 31, 2011
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Database and credit files	$778.8	$(8.7)	$770.1	$272.4	$(205.3)	$67.1
Internally developed software	345.5	(8.2)	337.3	241.8	(148.4)	93.4
Customer relationships	307.9	(2.6)	305.3	60.0	(13.8)	46.2
Trademarks, copyrights and patents	545.4	(2.0)	543.4	24.4	(6.5)	17.9
Noncompete and other agreements	16.9	(0.9)	16.0	6.8	(0.6)	6.2

Total intangible assets	$1,994.5	$(22.4)	$1,972.1	$605.4	$(374.6)	$230.8

9. Other Assets

Other assets at June 30, 2012, and December 31, 2011, consisted of the following:

	Successor	Predecessor
(in millions)	June 30, 2012	December 31, 2011
Investments in affiliated companies	$88.8	$42.7
Deferred financing fees	—	23.7
Deposits	8.6	10.7
Other	0.8	0.7

Total other assets	$98.2	$77.8

Investments in affiliated companies increased $46.1 million from December 31, 2011, primarily due to the purchase accounting fair value adjustment to the carrying values of certain investments, primarily our investments in the credit bureaus in Mexico and India. Deferred financing fees decreased $23.7 million from December 31, 2011, primarily due the purchase accounting fair value adjustment.

10. Other Current Liabilities

Other current liabilities at June 30, 2012, and December 31, 2011, consisted of the following:

	Successor	Predecessor
(in millions)	June 30, 2012	December 31, 2011
Payable to parent, TransUnion Holding	$80.4	$—
Accrued payroll	46.9	55.1
Accrued interest	3.8	5.0
Deferred revenue	7.8	13.0
Accrued liabilities	5.8	5.6
Accrued employee benefits	7.3	8.7
Income taxes payable	—	0.1
Other	10.5	12.7

Total other current liabilities	$162.5	$100.2

Payable to parent, TransUnion Holding, increased $80.4 million from December 31, 2011, due to advances received from TransUnion Holding in connection with the 2012 Change in Control Transaction. Accrued payroll decreased $8.2 million from December 31, 2011, primarily due to the payment of accrued 2011 bonuses during the six months ended June 30, 2012. Deferred revenue decreased $5.2 million from December 31, 2011, primarily due to a purchase accounting fair value adjustment to the carrying value of deferred revenue.

11. Other liabilities

Other liabilities at June 30, 2012, and December 31, 2011, consisted of the following:

	Successor	Predecessor
(in millions)	June 30, 2012	December 31, 2011
Deferred income taxes	$659.2	$39.9
Retirement benefits	9.9	9.6
Unrecognized tax benefits	4.6	3.2
Other	4.0	0.6

Total other liabilities	$677.7	$53.3

Deferred income taxes increased $619.3 million from December 31, 2011, primarily due to the purchase accounting fair value adjustments of assets acquired and liabilities assumed for financial statement purposes, but not for tax purposes, as a result of the 2012 Change in Control Transaction and taxes accrued under ASC 740-30 on unremitted foreign earnings as further discussed in Note 13, “Income Taxes.”

12. Debt

Debt outstanding at June 30, 2012, and December 31, 2011, consisted of the following:

	Successor	Predecessor
(in millions)	June 30, 2012	December 31, 2011
Senior secured term loan, payable in quarterly installments through February 10, 2018, including variable interest (5.50% at June 30, 2012) at LIBOR or alternate base rate, plus applicable margin	$938.1	$942.9
Senior secured revolving line of credit, due on February 10, 2017, variable interest (5.11% weighted average at June 30, 2012) at LIBOR or alternate base rate, plus applicable margin	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum, including unamortized fair value adjustment of $121.6	766.6	645.0
RFC loan due December 15, 2018, excluding imputed interest of 11.625%	—	10.3
Note payable for 2007 acquisition, payable in annual installments through 2012, excluding imputed interest of 4.69%	—	0.9
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	0.9	1.8
Capital lease obligations	0.2	0.3

Total debt	$1,705.8	$1,601.2
Less short-term debt and current maturities	(10.5)	(21.8)

Total long-term debt	$1,695.3	$1,579.4

Senior secured credit facility

In connection with the 2010 Change in Control Transaction discussed in Note 2, “Change in Control,” of our year end audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, on June 15, 2010, the Company entered into a senior secured credit facility with various lenders. On February 10, 2011, the Company amended and restated its senior secured credit facility to borrow new funds under a new senior secured term loan and replace the senior secured revolving line of credit.

Effective upon the acquisition of TransUnion Corp. by TransUnion Holding as described in Note 2, “2012 Change in Control,” the senior secured credit facility was further amended to increase the applicable margin on the term loan and revolving line of credit borrowings by 75 basis points and 50 basis points, respectively. In addition, the amendment increased the capacity and extended the term on a portion of the revolving line of credit.

This credit facility consists of a seven-year $950.0 million senior secured term loan and a $210.0 million senior secured revolving line of credit. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected. The term loan is subject to a floor of 1.50% plus an applicable margin of 4.00%. The revolving line of credit has three tranches subject to floors of 1.50% to 1.75%, plus applicable margins of 3.00% to 5.00%, depending on the tranche and our senior secured net leverage ratio. There is a 0.5% annual commitment fee payable quarterly based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The credit facility restrictions and covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all of the loan covenants.

Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. The Company will also be required to make additional principal payments beginning in 2013 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. Under the revolving line of credit, the first $25.0 million commitment expires June 15, 2015, the next $30.0 million commitment expires February 10, 2016, and the remaining $155.0 million commitment expires on February 10, 2017. The Company did not repay or borrow any funds under its revolving line of credit during the first six months of 2012.

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

Total interest expense of the Predecessor on these loans for the four months ended April 30, 2012, was $15.6 million, which included $0.5 million of amortization of deferred financing fees on the term loan. Other expense for the four months ended April 30, 2012, included $0.3 million of unused revolving line of credit fees and $0.1 million of amortization of deferred financing fees related to the revolving line of credit. Total interest expense of the successor on these loans for the two months ended June 30, 2012, was $8.8 million. Other expense for the two months ended June 30, 2012, included $0.2 million of unused revolving line of credit fees. Total interest expense of the Predecessor on these loans for the six months ended June 30, 2011, was $26.1 million, which included $1.3 million of amortization of deferred financing fees on the term loan. Other expense of the Predecessor for the six months ended June 30, 2011, included a loss on the extinguishment of debt of $59.3 million consisting of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility, $0.5 million of unused revolving line of credit fees, and $0.4 million of amortization of deferred financing fees related to the revolving line of credit.

On April 30, 2012, we entered into swap agreements that will effectively fix the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at June 30, 2012, was $500 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of June 30, 2012, was a liability of $3.3 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of June 30, 2012, of $2.0 million was included in accumulated other comprehensive income (loss). Through June 30, 2012, there were no gains or losses related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument begin on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

Senior notes

In connection with the 2010 Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million of senior notes to certain private investors. The senior notes mature on June 15, 2018, and accrue interest at a fixed rate of 11.375% per annum, payable semi-annually. Pursuant to a registration rights agreement, these senior notes have been registered with the SEC. The indenture governing the senior notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior notes covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all covenants under the indenture. As a result of the 2012 Change in Control Transaction, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the senior notes.

Total interest expense of the Predecessor on the senior notes for the four months ended April 30, 2012, was $25.1 million, which included $0.6 million of deferred financing fees that were amortized as additional interest expense. Total interest expense of the Successor on the senior notes for the two months ended June 30, 2012, was $9.6 million, which included a reduction to interest expense of $2.6 million for the amortization of the purchase accounting fair value adjustment. Total interest expense of the Predecessor for the senior notes for the six months ended June 30, 2011, was $37.5 million, which included $0.8 million of deferred financing fees that were amortized as additional interest expense.

RFC loan

In connection with the 2010 Change in Control Transaction, on June 15, 2010, the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the foreign cash loan (the “RFC loan”). The RFC loan was an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest. Interest expense was calculated under the effective interest method using an imputed interest rate of 11.625%. Total interest expense of the Predecessor on this loan for the four months ended April 30, 2012, was $0.3 million. The Company repaid the remaining principal of the loan in connection with the 2012 Change in Control Transaction as discussed in Note 2, “2012 Change in Control Transaction.” Total interest expense of the Predecessor on this loan for the six months ended June 30, 2011, was $0.7 million. The Predecessor repaid $5.1 million of principal and imputed interest during the six months ended June 30, 2011.

Note Payable for 2011 acquisition of noncontrolling interests

On April 15, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary, TransUnion Analytic and Decision Services (Proprietary) Limited, from the noncontrolling shareholders. In connection with this acquisition, we issued a note to the sellers for $2.0 million. The note is an unsecured, non-interest bearing note, discounted by $0.2 million for imputed interest, due in annual installments of $1.0 million on April 15, 2012, and April 15, 2013. Interest expense is calculated under the effective interest method using an imputed interest rate of 10.0%. Total interest expense of the Successor on this loan for the two months ended June 30, 2012, was less than $0.1 million. Total interest expense of the Predecessor on this loan for the four months ended April 30, 2012, was less than $0.1 million. Total interest expense of the Successor on this loan for the six months ended June 30, 2011, was less than $0.1 million.

13. Income Taxes

The reconciliation of the U.S. federal statutory tax rate to our effective tax rate is as follows for all periods presented:

	Successor		Predecessor

	Two Months Ended June 30, 2012		One Month Ended April 30, 2012		Four Months Ended April 30, 2012		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011

(in millions)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Income (loss) from continuing operations before income taxes	$19.1		$(96.3)		$(63.9)		$32.5		$(4.6)
Provision (benefit) for income taxes at statutory rate	6.7	35.0%	(33.7)	35.0%	(22.4)	35.0%	11.4	35.0%	(1.6)	35.0%
Application of ASC 740-30 and Subpart F to foreign earnings	2.2	11.5%	(3.0)	3.1%	5.0	(7.8)%	—	—	—	—
2012 and 2010 Change in Control Transaction costs	—	—	2.0	(2.1)%	2.8	(4.4)%	(4.7)	(14.5)%	(4.7)	102.2%
Credits and other	(0.6)	(3.0)%	2.9	(3.0)%	3.1	(4.8)%	0.6	2.0%	(0.3)	6.3%

Totals	$8.3	43.5%	$(31.8)	33.0%	$(11.5)	18.0%	$7.3	22.5%	$(6.6)	143.5%

Effective January 1, 2012, the look-through rule under subpart F of the U.S. Internal Revenue Code expired. The subpart F provisions require U.S. corporate shareholders to recognize current U.S. taxable income from passive income at foreign subsidiaries, such as dividends received, regardless of whether that income is further remitted to the U.S. The look-through rule had provided an exception to this recognition for subsidiary passive income attributable to an active business. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur under subpart F if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S. In calculating the tax effect on unremitted foreign earnings, we include the benefit of any related foreign tax credits. The tax deductible transaction costs incurred in connection with the 2012 Change in Control Transaction significantly reduced the amount of foreign tax credits available to offset our tax expense, including the tax on unremitted foreign earnings. For both the 2010 and the 2012 Change in Control Transactions, there were transaction costs incurred that were expensed for GAAP accounting purposes under ASC 805, but considered non-deductible for tax purposes.

The effective tax rate was 43.5% for the two months ended June 30, 2012. This tax rate was higher than the U.S. federal statutory rate of 35%, primarily due to the application of ASC 740-30 to unremitted foreign earnings.

For the one month ended April 30, 2012, we reported a loss from continuing operations before income taxes. The effective tax benefit rate for this period of 33.0% was slightly lower than the 35% statutory rate primarily due to the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

For the four months ended April 30, 2012, we also reported a loss from continuing operations before income taxes. The effective tax benefit rate for this period of 18.0% was lower than the 35% statutory rate primarily due to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

The effective tax rate was 22.5% for the three months ended June 30, 2011. This rate was lower than the 35% statutory rate primarily due to the determination of tax deductibility for certain costs incurred in connection with the 2010 Change in Control Transaction.

For the six months ended June 30, 2011, we reported a loss from continuing operations before income taxes and recorded a tax benefit on the loss. The effective tax benefit rate for this period of 143.5% was higher than the 35% statutory rate due to the determination of tax deductibility for certain costs incurred in connection with the 2010 Change in Control Transaction.

As a result of the 2012 Change in Control Transaction, the $600 million in new debt raised by TransUnion Holding and the increased debt service requirements relating to that new debt, TransUnion Holding does not assert that accumulated unremitted foreign earnings as of April 30, 2012, will remain offshore. TransUnion Holding’s position is different from the Company’s historical assertion that it was indefinitely reinvested outside the U.S. for all unremitted foreign earnings. As such, the Company has recorded the full U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.

The total amount of unrecognized tax benefits as of June 30, 2012, and December 31, 2011, was $4.6 million and $3.2 million, respectively, and those same amounts would affect the effective tax rate, if recognized, as of those respective dates. The accrued interest payable for taxes as of June 30, 2012, and December 31, 2011, was $0.4 million and $0.5 million, respectively. There was no significant liability for tax penalties as of June 30, 2012, or December 31, 2011. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

14. Operating Segments

Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies,” of our audited financial statements for 2011 included in our Annual Report on Form 10-K, filed with the SEC.

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

International

The International segment provides services similar to our USIS segment to business customers outside the United States and automotive information and commercial data to customers in select geographies. Depending on the maturity of the credit economy in each location, services may include credit reports, analytical and decision services, and risk management services. These services are offered to customers in a number of industries, including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment, such as credit reports, credit scores and credit monitoring services. The two market groups in the International segment are developed markets, which includes Canada, Hong Kong and Puerto Rico, and emerging markets, which includes South Africa, Mexico, Brazil, the Dominican Republic, India and other emerging markets.

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

Selected financial information of the Successor for the two months ended June 30, 2012, and for the Predecessor for the one and four months ended April 30, 2012, and the three and six months ended June 30, 2011, consisted of the following:

	Successor		Predecessor
	Two Months Ended June 30, 2012		One Month Ended April 30, 2012		Four Months Ended April 30, 2012
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$123.2	$33.2	$57.3	$(22.4)	$238.1	$33.2
International	37.5	3.1	20.0	(9.5)	76.6	5.3
Interactive	30.2	11.1	15.1	3.1	58.3	13.0
Corporate	—	(10.4)	—	(37.0)	—	(51.7)

Total	$190.9	$37.0	$92.4	$(65.8)	$373.0	$(0.2)

	Predecessor
	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$165.7	$42.3	$325.2	$86.4
International	54.5	16.4	104.9	30.9
Interactive	37.3	14.7	73.3	23.7
Corporate	—	(12.9)	—	(25.4)

Total	$257.5	$60.5	$503.4	$115.6

A reconciliation of operating income (loss) to income (loss) from continuing operations before income tax of the Successor for the two months ended June 30, 2012, and for the Predecessor for the one and four months ended April 30, 2012, and the three and six months ended June 30, 2011, was as follows:

	Successor	Predecessor
(in millions)	Two Months Ended June 30, 2012	One Month Ended April 30, 2012	Four Months Ended April 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Operating income (loss) from segments	$37.0	$(65.8)	$(0.2)	$60.5	$115.6
Non-operating income and expense	(17.9)	(30.5)	(63.7)	(28.0)	(120.2)

Income (loss) from continuing operations before income taxes	$19.1	$(96.3)	$(63.9)	$32.5	$(4.6)

Other income and expense, net, included earnings (losses) from equity method investments of the Successor for the two months ended June 30, 2012, and for the Predecessor for the one and four months ended April 30, 2012, and the three and six months ended June 30, 2011, was as follows:

	Successor	Predecessor
(in millions)	Two Months Ended June 30, 2012	One Month Ended April 30, 2012	Four Months Ended April 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
U.S. Information Services	$0.3	$0.1	$0.5	$0.4	$0.5
International	2.1	0.9	3.6	2.8	6.1
Interactive	—	—	—	—	—

Total	$2.4	$1.0	$4.1	$3.2	$6.6

15. Stock-Based Compensation

During 2012, the following stock options were granted:

Stock options granted	Number of options granted	Weighted Average Exercise Price	Weighted Average Fair Value of Underlying Stock	Weighted Average Intrinsic Value Per Option	Weighted Average Fair Value Per Option
First quarter 2012 service condition awards	27,800	$44.47	$44.47	$—	$15.74
First quarter 2012 market condition awards	27,800	44.47	44.47	—	15.15

Totals	55,600	44.47	44.47	—	15.45

On April 30, 2012, in connection with the 2012 Change in Control Transaction, all unvested stock options previously issued to employees under the TransUnion Corp. 2010 Management Equity Plan immediately vested. As a result, the Predecessor recognized $88.0 million of additional stock-based compensation expense, approximately $56.3 million net of tax, in addition to $2.0 million of recurring stock-based compensation for 2012 through the date of acquisition. See Note 2, “2012 Change in Control Transaction.”

16. Contingencies

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

17. Financial Statements of Guarantors

As discussed in Note 12, “Debt,” the obligations under the senior notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp. and certain wholly owned domestic subsidiaries of Trans Union LLC. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Balance Sheet - Successor

June 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$33.4	$—	$—	$52.6	$—	$86.0
Trade accounts receivable, net	—	101.9	21.5	46.5	—	169.9
Due from (to) affiliates	58.1	(124.9)	24.2	48.1	(5.5)	—
Other current assets	19.8	47.9	(0.1)	6.7	—	74.3

Total current assets	111.3	24.9	45.6	153.9	(5.5)	330.2

Property, plant and equipment, net	—	89.6	8.5	15.6	—	113.7
Other marketable securities	—	10.6	—	—	—	10.6
Goodwill	(0.7)	1,272.3	263.5	181.2	—	1,716.3
Other intangibles, net	—	1,782.7	112.7	76.7	—	1,972.1
Other assets	1,504.1	861.2	2.5	55.9	(2,325.5)	98.2

Total assets	$1,614.7	$4,041.3	$432.8	$483.3	$(2,331.0)	$4,241.1

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$38.9	$19.7	$13.2	$—	$71.8
Current portion of long-term debt	—	9.5	—	6.5	(5.5)	10.5
Other current liabilities	87.2	51.7	6.8	16.8	—	162.5

Total current liabilities	87.2	100.1	26.5	36.5	(5.5)	244.8

Long-term debt	—	1,695.2	—	6.6	(6.5)	1,695.3
Other liabilities	(67.2)	670.6	12.5	61.8	—	677.7

Total liabilities	20.0	2,465.9	39.0	104.9	(12.0)	2,617.8

Total TransUnion Corp. stockholders’ equity	1,594.7	1,575.4	393.8	349.8	(2,319.0)	1,594.7
Noncontrolling interests	—	—	—	28.6	—	28.6

Total stockholders’ equity	1,594.7	1,575.4	393.8	378.4	(2,319.0)	1,623.3

Total liabilities and stockholders’ equity	$1,614.7	$4,041.3	$432.8	$483.3	$(2,331.0)	$4,241.1

TRANSUNION CORP. AND SUBSIDIARIES

Audited Consolidating Balance Sheet - Predecessor

December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34.6	$1.0	$0.1	$72.1	$—	$107.8
Trade accounts receivable, net	—	89.5	15.0	34.9	—	139.4
Due from (to) affiliates	19.7	(40.7)	3.0	18.0	—	—
Other current assets	9.2	41.8	—	4.4	—	55.4
Current assets of discontinued operations	—	—	—	0.1	—	0.1

Total current assets	63.5	91.6	18.1	129.5	—	302.7

Property, plant and equipment, net	—	73.5	9.4	26.1	—	109.0
Other marketable securities	—	10.3	—	—	—	10.3
Goodwill	—	6.3	189.9	79.0	—	275.2
Other intangibles, net	—	127.9	73.5	29.4	—	230.8
Other assets	(877.5)	526.3	2.4	39.4	387.2	77.8

Total assets	$(814.0)	$835.9	$293.3	$303.4	$387.2	$1,005.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.3	$46.0	$16.8	$12.0	$—	$75.1
Current portion of long-term debt	10.3	9.5	0.9	1.1	—	21.8
Other current liabilities	24.0	49.0	6.7	20.5	—	100.2
Current liabilities of discontinued operations	—	—	—	0.4	—	0.4

Total current liabilities	34.6	104.5	24.4	34.0	—	197.5

Long-term debt	—	1,578.4	—	7.5	(6.5)	1,579.4
Other liabilities	—	30.3	6.5	16.5	—	53.3

Total liabilities	34.6	1,713.2	30.9	58.0	(6.5)	1,830.2

Total TransUnion Corp. stockholders’ equity	(848.6)	(877.3)	262.4	221.2	393.7	(848.6)
Noncontrolling interests	—	—	—	24.2	—	24.2

Total stockholders’ equity	(848.6)	(877.3)	262.4	245.4	393.7	(824.4)

Total liabilities and stockholders’ equity	$(814.0)	$835.9	$293.3	$303.4	$387.2	$1,005.8

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income - Successor

For the Two Months Ended June 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$117.0	$42.4	$43.6	$(12.1)	$190.9

Operating expenses
Cost of services	—	51.5	18.0	13.3	(8.2)	74.6
Selling, general and administrative	—	31.2	11.3	11.9	(4.1)	50.3
Depreciation and amortization	—	23.8	3.1	2.1	—	29.0

Total operating expenses	—	106.5	32.4	27.3	(12.3)	153.9

Operating income	—	10.5	10.0	16.3	0.2	37.0

Non-operating income and expense
Interest expense	—	(18.4)	—	(0.1)	0.1	(18.4)
Interest income	—	—	—	0.2	(0.1)	0.1
Other income and (expense), net	14.0	22.2	—	(0.2)	(35.6)	0.4

Total non-operating income and expense	14.0	3.8	—	(0.1)	(35.6)	(17.9)

Income (loss) before income taxes	14.0	14.3	10.0	16.2	(35.4)	19.1

Provision for income taxes	(4.4)	—	—	(3.9)	—	(8.3)

Net income (loss)	9.6	14.3	10.0	12.3	(35.4)	10.8

Less: net income attributable to noncontrolling interests	—	—	—	(1.2)	—	(1.2)

Net income (loss) attributable to TransUnion Corp.	$9.6	$14.3	$10.0	$11.1	$(35.4)	$9.6

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Successor

For the Two Months Ended June 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$9.6	$14.3	$10.0	$12.3	$(35.4)	$10.8

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(6.4)	—	(6.4)
Net unrealized loss on hedges	—	(2.0)	—	—	—	(2.0)

Total other comprehensive income (loss), net of tax	—	(2.0)	—	(6.4)	—	(8.4)

Comprehensive income (loss)	9.6	12.3	10.0	5.9	(35.4)	2.4
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)

Comprehensive income (loss) attributable to TransUnion Corp.	$9.6	$12.3	$10.0	$5.5	$(35.4)	$2.0

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income - Predecessor

For the One Month Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$54.9	$21.2	$22.4	$(6.1)	$92.4

Operating expenses
Cost of services	—	42.7	9.2	9.4	(4.3)	57.0
Selling, general and administrative	—	75.0	8.6	12.1	(1.8)	93.9
Depreciation and amortization	—	4.9	1.4	1.0	—	7.3

Total operating expenses	—	122.6	19.2	22.5	(6.1)	158.2

Operating income (loss)	—	(67.7)	2.0	(0.1)	—	(65.8)

Non-operating income and expense
Interest expense	—	(9.8)	—	(0.1)	0.1	(9.8)
Interest income	—	—	—	0.2	—	0.2
Other income and (expense), net	(96.9)	0.3	—	(0.5)	76.2	(20.9)

Total non-operating income and expense	(96.9)	(9.5)	—	(0.4)	76.3	(30.5)

Income (loss) before income taxes	(96.9)	(77.2)	2.0	(0.5)	76.3	(96.3)

(Provision) benefit for income taxes	31.8	(1.3)	—	1.3	—	31.8

Net income (loss)	(65.1)	(78.5)	2.0	0.8	76.3	(64.5)

Less: net income attributable to noncontrolling interests	—	—	—	(0.6)	—	(0.6)

Net income (loss) attributable to TransUnion Corp.	$(65.1)	$(78.5)	$2.0	$0.2	$76.3	$(65.1)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Predecessor

For the One Month Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(65.1)	$(78.5)	$2.0	$0.8	$76.3	$(64.5)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(2.9)	—	(2.9)

Total other comprehensive income (loss), net of tax	—	—	—	(2.9)	—	(2.9)

Comprehensive income (loss)	(65.1)	(78.5)	2.0	(2.1)	76.3	(67.4)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(0.1)	—	(0.1)

Comprehensive income (loss) attributable to TransUnion Corp.	$(65.1)	$(78.5)	$2.0	$(2.2)	$76.3	$(67.5)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income - Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$228.7	$82.5	$84.6	$(22.8)	$373.0

Operating expenses
Cost of services	—	122.6	36.1	29.6	(16.3)	172.0
Selling, general and administrative	0.1	120.0	30.5	28.3	(6.9)	172.0
Depreciation and amortization	—	19.8	5.9	3.5	—	29.2

Total operating expenses	0.1	262.4	72.5	61.4	(23.2)	373.2

Operating income (loss)	(0.1)	(33.7)	10.0	23.2	0.4	(0.2)

Non-operating income and expense
Interest expense	(0.3)	(40.2)	—	(0.3)	0.3	(40.5)
Interest income	0.3	0.3	—	0.3	(0.3)	0.6
Other income and (expense), net	(72.7)	23.4	—	(0.4)	25.9	(23.8)

Total non-operating income and expense	(72.7)	(16.5)	—	(0.4)	25.9	(63.7)

Income (loss) before income taxes	(72.8)	(50.2)	10.0	22.8	26.3	(63.9)

(Provision) benefit for income taxes	17.9	(1.6)	—	(4.8)	—	11.5

Net income (loss)	(54.9)	(51.8)	10.0	18.0	26.3	(52.4)

Less: net income attributable to noncontrolling interests	—	—	—	(2.5)	—	(2.5)

Net income (loss) attributable to TransUnion Corp.	$(54.9)	$(51.8)	$10.0	$15.5	$26.3	$(54.9)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)

Other comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	2.5	—	2.5

Total other comprehensive income, net of tax	—	—	—	2.5	—	2.5

Comprehensive income (loss)	(54.9)	(51.8)	10.0	20.5	26.3	(49.9)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)

Comprehensive income (loss) attributable to TransUnion Corp.	$(54.9)	$(51.8)	$10.0	$17.7	$26.3	$(52.7)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income - Predecessor

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

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Predecessor

For the Three Months Ended June 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22.9	$22.2	$9.4	$17.3	$(46.9)	$24.9

Other comprehensive income, net of tax

Foreign currency translation adjustment	—	—	—	0.3	—	0.3

Total other comprehensive income, net of tax	—	—	—	0.3	—	0.3

Comprehensive income (loss)	22.9	22.2	9.4	17.6	(46.9)	25.2
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.1)	—	(2.1)

Comprehensive income (loss) attributable to TransUnion Corp.	$22.9	$22.2	$9.4	$15.5	$(46.9)	$23.1

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income - Predecessor

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

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Predecessor

For the Six Months Ended June 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2.6)	$(23.2)	$14.2	$32.5	$(19.4)	$1.5

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(0.6)	—	(0.6)

Total other comprehensive income (loss), net of tax	—	—	—	(0.6)	—	(0.6)

Comprehensive income (loss)	(2.6)	(23.2)	14.2	31.9	(19.4)	0.9
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(3.9)	—	(3.9)

Comprehensive income (loss) attributable to TransUnion Corp.	$(2.6)	$(23.2)	$14.2	$28.0	$(19.4)	$(3.0)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows - Successor

For the Two Months Ended June 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(1.5)	$11.5	$1.3	$—	$—	$11.3

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(5.0)	(1.4)	(1.0)	—	(7.4)
Investments in trading securities	—	(0.1)	—	—	—	(0.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(10.5)	—	(10.5)
Proceeds from notes receivable	—	—	—	4.0	(4.0)	—

Cash used in investing activities	—	(5.1)	(1.4)	(7.5)	(4.0)	(18.0)

Cash flows from financing activities:
Repayments of debt	—	(6.4)	—	—	4.0	(2.4)
Change in control transaction fees	(0.3)	—	—	—	—	(0.3)
Other	—	—	0.1	(0.3)	—	(0.2)

Cash provided by (used in) financing activities	(0.3)	(6.4)	0.1	(0.3)	4.0	(2.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.8)	—	(0.8)

Net change in cash and cash equivalents	(1.8)	—	—	(8.6)	—	(10.4)
Cash and cash equivalents, beginning of period	35.2	—	—	61.2	—	96.4

Cash and cash equivalents, end of period	$33.4	$—	$—	$52.6	$—	$86.0

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows - Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$34.8	$(3.5)	$4.5	$16.5	$0.1	$52.4

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(15.6)	(3.6)	(1.2)	—	(20.4)
Proceeds from sale of trading securities	—	1.1	—	—	—	1.1
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Proceeds from notes receivable	—	22.6	—	—	(22.6)	—
Issuance of notes receivable	—	—	—	(4.1)	4.1	—
Other	—	—	(0.1)	1.0	—	0.9

Cash provided by (used in) investing activities	—	7.0	(3.7)	(4.4)	(18.5)	(19.6)

Cash flows from financing activities:
Repayments of debt	(10.3)	(2.5)	(0.9)	(23.5)	22.6	(14.6)

Debt financing fees	—	(6.1)	—	—	—	(6.1)
Distribution of merger consideration	(1.3)	—	—	—	—	(1.3)
Change in control transaction fees	(20.9)	—	—	—	—	(20.9)
Proceeds from issuance of debt	—	4.1	—	—	(4.1)	—
Other	(1.7)	—	—	(0.3)	(0.1)	(2.1)

Cash provided by (used in) financing activities	(34.2)	(4.5)	(0.9)	(23.8)	18.4	(45.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net change in cash and cash equivalents	0.6	(1.0)	(0.1)	(10.9)	—	(11.4)
Cash and cash equivalents, beginning of period	34.6	1.0	0.1	72.1	—	107.8

Cash and cash equivalents, end of period	$35.2	$—	$—	$61.2	$—	$96.4

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows - Predecessor

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Form 10-Q.

References in this discussion and analysis to “TransUnion,” the “Company,” “we,” “our,” “us” and “its” are to TransUnion Corp. and its consolidated subsidiaries, collectively. Our ultimate parent, TransUnion Holding Company, Inc., is referred to as “TransUnion Holding.” Our wholly-owned, primary operating subsidiary is referred to as “Trans Union LLC.”

Overview

We are a leading global provider of information and risk management solutions. We provide these solutions to businesses across multiple industries and to individual consumers. Our technology and services enable businesses to make more timely and informed credit granting, risk management, underwriting, fraud protection and customer acquisition decisions by delivering high quality data, integrated with advanced analytics and enhanced decision-making capabilities. Our interactive website provides consumers with real-time access to their personal credit information and analytical tools that help them understand and proactively manage their personal finances. Over a million unique consumers visit our website each month. We have operations in the United States, Africa, Canada, Latin America, Asia Pacific and India and provide services in 32 countries. Since our founding in 1968, we have built a diversified and stable customer base of approximately 45,000 businesses in multiple industries, including financial services, insurance, healthcare, automotive, retail and communications.

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

Recent Developments

On April 30, 2012, pursuant to an Agreement and Plan of Merger (“Merger Agreement”) with TransUnion Holding Company, Inc. (“TransUnion Holding”), the Company was acquired by affiliates of Advent International Corporation (“Advent”) and GS Capital Partners (“GSCP”) for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt except for the RFC loan as defined below, which was paid off at closing. As a result, the Company became a wholly-owned subsidiary of TransUnion Holding. To partially fund the acquisition, TransUnion Holding issued $600.0 million aggregate principal amount of 9.625%/10.375% senior PIK toggle notes due 2018. We also increased the revolving commitment amount under our senior secured revolving credit facility by $10.0, from $200.0 million to $210.0 million, and extended the maturity date of $155.0 million of the revolving commitment to February 10, 2017. TransUnion Holding is owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSCP and 1% by members of management. We refer to these transactions collectively as the 2012 Change in Control Transaction.

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. As a result, the Company recorded a significant increase in the basis of assets, including intangibles, that resulted in additional amortization expense and other adjustments in the current period. See Part I, Item 1, Note 2 “2012 Change in Control Transaction” for additional information.

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

Factors Affecting Our Results of Operations

The following are certain key factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. During 2011 and the first six months of 2012, in the United States and other markets, we continued to see signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, increased auto loans and an increase in demand for our credit marketing services. These factors helped drive improved financial results in all of our segments during 2012. The economic and market improvements, however, were tempered by continuing consumer uncertainty as concerns over both continuing high unemployment and a stagnant housing market have pressured growth in our businesses.

Our revenues are also significantly influenced by industry trends, including the demand for information services in the financial services, insurance, healthcare and other industries we serve. Companies increasingly rely on data and analytics to make more informed decisions, operate their businesses more effectively and manage risk. Similarly, consumers seek information to help them understand and proactively manage their personal finances and to better protect themselves against identity theft. We expect the increased demand for targeted data and analytical tools to continue to drive revenue growth in all of our segments.

Acquisitions and Partnerships

We selectively evaluate acquisitions and partnerships as a means of expanding our business and international footprint and entering into new markets.

•

On May 29, 2012, we acquired an 85% ownership interest in Credit Reference Bureau (Holdings) Limited (CRB). CRB operates collections and credit bureau businesses and has locations in eight African countries, giving us a strategic presence into seven new African countries. The results of CRB, which are not material, have been included as part at our International segment in our consolidated statements of income since the date of the acquisition.

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

2011 Debt Refinancing

In the first quarter of 2011, we refinanced our senior secured credit facility, which resulted in a $59.3 million loss on the early extinguishment of debt, including a write-off of unamortized deferred financing fees of $49.8 million and a prepayment premium of $9.5 million. See Part I, Item 1, Note 12, “Debt,” for additional information.

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

Results of Operations

As a result of the 2012 Change in Control Transaction, the Company’s historical results of operations are presented on a Successor and Predecessor basis. Periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of the Company prior to the 2012 Change in Control Transaction (the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of the Company after the 2012 Change in Control Transaction (the “Successor”).

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Periods after the 2012 Change in Control Transaction are not comparable to prior periods primarily due to the additional amortization of intangibles in the Successor period resulting from the fair value adjustments of the assets acquired and liabilities assumed. In addition, the Predecessor incurred significant stock-based compensation and acquisition costs related to the 2012 Change in Control Transaction.

To facilitate comparability with the prior year periods, we present below combined Successor and Predecessor information for the three and six months ended June 30, 2012. We present the combined information to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this combined presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for the three and six month periods ended June 30, 2012, compared to the three and six month periods ended June 30, 2011, than a presentation of separate historical results for the Predecessor and Successor periods would provide. The following table sets forth our historical results of operations for the periods indicated below:

	Successor Two Months Ended June 30, 2012	Predecessor One Month Ended April 30, 2012	Combined Three Months Ended June 30, 2012	Predecessor Four Months Ended April 30, 2012	Combined Six Months Ended June 30, 2012	Predecessor Three Months Ended June 30, 2011	Predecessor Six Months Ended June 30, 2011
Revenue	$190.9	$92.4	$283.3	$373.0	$563.9	$257.5	$503.4
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	74.6	57.0	131.6	172.0	246.6	110.5	212.1
Selling, general and administrative	50.3	93.9	144.2	172.0	222.3	65.0	132.5
Depreciation and amortization	29.0	7.3	36.3	29.2	58.2	21.5	43.2

Total operating expenses	153.9	158.2	312.1	373.2	527.1	197.0	387.8

Operating income (loss)	37.0	(65.8)	(28.8)	(0.2)	36.8	60.5	115.6
Non-operating income and expense
Interest expense	(18.4)	(9.8)	(28.2)	(40.5)	(58.9)	(30.7)	(64.3)
Interest income	0.1	0.2	0.3	0.6	0.7	0.1	0.3
Other income and (expense), net	0.4	(20.9)	(20.5)	(23.8)	(23.4)	2.6	(56.2)

Total non-operating income and expense	(17.9)	(30.5)	(48.4)	(63.7)	(81.6)	(28.0)	(120.2)

Income (loss) from continuing operations before income taxes	19.1	(96.3)	(77.2)	(63.9)	(44.8)	32.5	(4.6)
(Provision) benefit for income taxes	(8.3)	31.8	23.5	11.5	3.2	(7.3)	6.6

Income (loss) from continuing operations	10.8	(64.5)	(53.7)	(52.4)	(41.6)	25.2	2.0
Discontinued operations, net of tax	—	—	—	—	—	(0.3)	(0.5)

Net income (loss)	10.8	(64.5)	(53.7)	(52.4)	(41.6)	24.9	1.5
Less: net income attributable to noncontrolling interests	(1.2)	(0.6)	(1.8)	(2.5)	(3.7)	(2.0)	(4.1)

Net income (loss) attributable to TransUnion Corp.	$9.6	$(65.1)	$(55.5)	$(54.9)	$(45.3)	$22.9	$(2.6)

The discussion below compares the combined Successor and Predecessor three and six months ended June 30, 2012, periods to the comparable three-and six-month periods ended June 30, 2011. Significant differences in the Successor and Predecessor results of operations have been highlighted where appropriate.

Key Performance Measures

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three and six months ended June 30, 2012 and 2011, these indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue	$283.3	$257.5	$25.8	10.0%	$563.9	$503.4	$60.5	12.0%

Reconciliation of operating income to Adjusted Operating Income:
Operating income	$(28.8)	$60.5	$(89.3)	(147.6)%	$36.8	$115.6	$(78.8)	(68.2)%
Adjustments(1)	90.3	6.3	84.0	nm	90.3	6.3	84.0	nm

Adjusted operating income(2)	$61.5	$66.8	$(5.3)	(7.9)%	$127.1	$121.9	$5.2	4.3%

Reconciliation of net income (loss) attributable to TransUnion Corp. to Adjusted EBITDA:
Net income (loss) attributable to TransUnion Corp.	$(55.5)	$22.9	$(78.4)	nm	$(45.3)	$(2.6)	$(42.7)	nm
Discontinued operations	—	0.3	(0.3)	(100.0)%	—	0.5	(0.5)	(100.0)%

Net income (loss) from continuing operations attributable to TransUnion Corp.	$(55.5)	$23.2	$(78.7)	nm	$(45.3)	$(2.1)	$(43.2)	nm
Net interest expense	27.9	30.6	(2.7)	(8.8)%	58.2	64.0	(5.8)	(9.1)%
Income tax (benefit) provision	(23.5)	7.3	(30.8)	nm	(3.2)	(6.6)	3.4	nm
Depreciation and amortization(3)	36.3	21.5	14.8	68.8%	58.2	43.2	15.0	34.7%
Stock-based compensation	0.3	1.2	(0.9)	(75.0)%	2.0	2.4	(0.4)	(16.7)%
Other (income) and expense(4)	24.2	1.1	23.1	nm	30.3	63.3	(33.0)	(52.1)%
Adjustments(1)	90.3	6.3	84.0	nm	90.3	6.3	84.0	nm

Adjusted EBITDA(2)	$100.0	$91.2	$8.8	9.6%	$190.5	$170.5	$20.0	11.7%

Other metrics:
Cash provided by operating activities of continuing operations	$42.1	$31.7	$10.4	32.8%	$63.7	$57.6	$6.1	10.6%
Capital expenditures	$10.5	$12.2	$(1.7)	(13.9)%	$27.8	$38.9	$(11.1)	(28.5)%

nm: not meaningful

(1)	For the three and six months ended June 30, 2012, adjustments included $90.3 million of accelerated stock-based compensation and related expense recorded by the Predecessor as a result of the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.1 million; International $14.4 million; Interactive $2.3 million; and Corporate $32.5 million. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction. For the three and six months ended June 30, 2011, operating income included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge. Both of these expenses were recorded in our USIS segment.

(2)	Adjusted Operating Income and Adjusted EBITDA are non-GAAP measures. We present Adjusted Operating Income and Adjusted EBITDA as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. The annual variable compensation for members of senior management is based in part on Adjusted EBITDA. Adjusted Operating Income does not reflect certain stock-based compensation and certain other income and expense. Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation or certain other income and expense. Other companies in our industry may calculate Adjusted Operating Income and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, Adjusted Operating Income and Adjusted EBITDA should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Adjusted Operating Income and Adjusted EBITDA are not measures of financial condition or profitability under GAAP and should not be considered alternatives to cash flow from operating activities, as measures of liquidity or as alternatives to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted Operating Income is operating income and the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion Corp. The reconciliations of Adjusted Operating Income and Adjusted EBITDA to their nearest GAAP measures are included in the table above.
(3)	For the three and six months ended June 30, 2012, operating income included $14.2 million of additional depreciation and amortization recorded by the Successor as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction The additional depreciation and amortization was recorded in each segment and in Corporate as follows: USIS $8.3 million; International $5.0 million; Interactive $0.7 million; and Corporate $0.2 million.
(4)	Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the three and six months ended June 30, 2012, other income and expense included $20.1 million and $26.1 million, respectively, of acquisition-related expenses, primarily related to the 2012 Change in Control Transaction as discussed in Part I, Item 1, Note 2, “2012 Change in Control Transaction,” and the abandoned initial public offering process, and $4.1 million and $4.2 million, respectively, of other income and expense. For the six months ended June 30, 2011, other income and expense included a $59.3 million loss on the early extinguishment of debt as a result of refinancing our senior secured credit facility in February 2011, and $4.0 million of other income and expense. See Part I, Item 1, Note 12, “Debt,” for further information about the refinancing.

Revenue

Total revenue increased $25.8 million and $60.5 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, due to increases in revenue in all operating segments as a result of improving economic conditions and revenue from our recent acquisitions of Crivo, CRB and FHS, partially offset by the impact of weakening foreign currencies in our International segment. Revenue by segment for the three- and six-month periods was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
U.S. Information Services:
Online Data Services	$125.4	$113.2	$12.2	10.8%	$247.0	$222.1	$24.9	11.2%
Credit Marketing Services	30.8	32.3	(1.5)	(4.6)%	66.8	63.6	3.2	5.0%
Decision Services	24.3	20.2	4.1	20.3%	47.5	39.5	8.0	20.3%

Total U.S. Information Services	180.5	165.7	14.8	8.9%	361.3	325.2	36.1	11.1%

International:
Developed markets	23.0	22.8	0.2	0.9%	45.4	43.5	1.9	4.4%
Emerging markets	34.5	31.7	2.8	8.8%	68.7	61.4	7.3	11.9%

Total International	57.5	54.5	3.0	5.5%	114.1	104.9	9.2	8.8%

Interactive	45.3	37.3	8.0	21.4%	88.5	73.3	15.2	20.7%

Total revenue	$283.3	$257.5	$25.8	10.0%	$563.9	$503.4	$60.5	12.0%

U.S. Information Services Segment

USIS revenue increased $14.8 million and $36.1 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, with increases in Online Data Services and Decision Services due to improved market conditions and the inclusion of revenue from our acquisition of FHS in October 2011, partially offset by a decrease in Credit Marketing Services during the three months ended June 30, 2012, due to a decrease in our customers’ credit marketing programs.

Online Data Services

Online Data Services revenue increased $12.2 million and $24.9 million for the three- and six-month periods, respectively, compared to the same periods in 2011, due to a 14.0% increase in online credit report unit volume in each period, primarily in the financial services market, as conditions in the consumer credit market continued to improve.

Credit Marketing Services

Credit Marketing Services revenue decreased $1.5 million for the three-month period and increased $3.2 million for the six-month period compared to the same periods in 2011. An increase in demand for custom data sets and archive information in the first quarter as our customers’ increased their credit marketing programs was partially offset by a slight decrease in demand for these services in the second quarter.

Decision Services

Decision Services revenue increased $4.1 million and $8.0 million for the three- and six-month periods, respectively, compared to the same periods in 2011, primarily due to an increase in insurance eligibility verification revenue in our healthcare market and $1.7 million and $3.3 million of revenue from our FHS acquisition in each respective period.

International Segment

International revenue increased $3.0 million, or 5.5%, and $9.2 million, or 8.8%, for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, with higher local currency revenue from increased volumes in all regions partially offset by a reduction of 9.6% and 7.5% in each respective period due to the impact of weakening foreign currencies. Revenue increased 9.4% in each period from our acquisition of Crivo and CRB. Excluding the impact of foreign currencies, revenue increased 16.9% and 17.8% in each respective period.

Developed Markets

Developed markets revenue increased $0.2 million, or 0.9%, and $1.9 million, or 4.4%, for the three- and six-month periods compared to the same periods in 2011 primarily due to an increase in revenue due to increased volumes in Canada and Hong Kong, partially offset by a decrease in volumes in Puerto Rico and a reduction of 3.1% and 2.1% in each respective period due to the impact of a weakening Canadian dollar.

Emerging Markets

Emerging markets revenue increased $2.8 million, or 8.8%, and $7.3 million, or 11.9%, for the three- and six-month periods, respectively, compared to the same periods in 2011 with increased volumes in all regions, partially offset by a reduction of 14.4% and 11.4% in each respective period due to the impact of weakening foreign currencies, primarily the South African rand. Revenue increased 16.1% in each period from our acquisition of Crivo and CRB. Approximately 58% and 59% of the emerging markets revenue for the three- and six-month periods ended June 30, 2012, respectively, was from South Africa.

Interactive Segment

Interactive revenue increased $8.0 million and $15.2 million for the three and six months ended June 30, 2012, compared to the same periods in 2011. This increase was primarily due to an increase in the average number of subscribers in our direct channel for the six-month period and in our indirect channels in each period, and an increase in our average revenue per subscriber in our direct channel in each period.

Operating expenses

Total operating expenses increased $115.1 million and $139.3 million for the three and six months ended June 30, 2012, compared to the same periods in 2011. These increases were primarily due to $90.3 million of accelerated stock-based compensation and related expenses recorded by the Predecessor and $14.2 million of additional depreciation and amortization recorded by the Successor as a result of the 2012 Change in Control Transaction, an increase in labor and product costs and the inclusion of costs from our Crivo and FHS operations. These increases were partially offset by cost reductions from our Operational Excellence program, aimed at creating a an efficient cost structure, and the impact of weakening foreign currencies in our International segment. Operating expenses for the three- and six-month periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Cost of services	$131.6	$110.5	$21.1	19.1%	$246.6	$212.1	$34.5	16.3%
Selling, general and administrative	144.2	65.0	79.2	121.8%	222.3	132.5	89.8	67.8%
Depreciation and amortization	36.3	21.5	14.8	68.8%	58.2	43.2	15.0	34.7%

Total operating expenses	$312.1	$197.0	$115.1	58.4%	$527.1	$387.8	$139.3	35.9%

Cost of services

Cost of services increased $21.1 million and $34.5 million for the three and six months ended June 30, 2012, compared to the same periods in 2011. The increases in both periods were primarily due to $21.5 of additional stock-based compensation and related expenses recorded by the Predecessor resulting from the 2012 Change in Control Transaction, increased variable service costs associated with the increased volumes primarily in our USIS and Interactive segments, and increased labor costs in our USIS and International segments resulting from the increase in revenue and expansion costs as we entered new markets. These increases were partially offset by a decrease in data center operating costs in our USIS segment due to insourcing these operations and the impact of weakening foreign currencies in our International segment. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction. Cost of services in our USIS segment for the three and six months ended June 30, 2011 included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge.

Selling, general and administrative

Selling, general and administrative expenses increased $79.2 million and $89.8 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These increases were primarily due to $68.8 million of additional stock-based compensation and related expenses recorded by the Predecessor resulting from the 2012 Change in Control Transaction, increased labor costs in our USIS and International segments and Corporate resulting from the increase in revenue and expansion costs as we entered new markets, partially offset by the impact of weakening foreign currencies in our International segment.

Depreciation and amortization

Depreciation and amortization increased $14.8 million and $15.0 million due to $14.2 million of additional depreciation and amortization recorded by the Successor as a result of the fair value basis adjustments to the tangible and intangible assets made in connection with the 2012 Change in Control Transaction. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for further information about the portion of the purchase price allocated to intangible assets and their estimated useful lives.

Operating income and operating margins

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Operating Income(1)
U.S. Information Services	$10.8	$42.3	$(31.5)		$66.4	$86.4	$(20.0)
International	(6.4)	16.4	(22.8)		8.4	30.9	(22.5)
Interactive	14.2	14.7	(0.5)		24.1	23.7	0.4
Corporate	(47.4)	(12.9)	(34.5)		(62.1)	(25.4)	(36.7)

Total operating income	$(28.8)	$60.5	$(89.3)		$36.8	$115.6	$(78.8)

Operating Margin
U.S. Information Services	6.0%	25.5%		nm	18.4%	26.6%		nm
International	(11.1)%	30.1%		nm	7.4%	29.5%		nm
Interactive	31.3%	39.4%		nm	27.2%	32.3%		nm
Total operating margin	(10.2)%	23.5%		nm	6.5%	23.0%		nm

Adjusted Operating Income(2)
U.S. Information Services	$51.9	$48.6	$3.3	6.8%	$107.5	$92.7	$14.8	16.0%
International	8.0	16.4	(8.4)	(51.2)%	22.8	30.9	(8.1)	(26.2)%
Interactive	16.5	14.7	1.8	12.2%	26.4	23.7	2.7	11.4%
Corporate	(14.9)	(12.9)	(2.0)	(15.5)%	(29.6)	(25.4)	(4.2)	(16.5)%

Total operating income	$61.5	$66.8	$(5.3)	(7.9)%	$127.1	$121.9	$5.2	4.3%

Adjusted Operating Margin
U.S. Information Services	28.8%	29.3%		(0.5)%	29.8%	28.5%		1.3%
International	13.9%	30.1%		(16.2)%	20.0%	29.5%		(9.5)%
Interactive	36.4%	39.4%		(3.0)%	29.8%	32.3%		(2.5)%
Total operating margin	21.7%	25.9%		(4.2)%	22.5%	24.2%		(1.7)%

nm: not meaningful

(1)

For the three and six months ended June 30, 2012, operating income included $90.3 million of accelerated stock-based compensation and related expense recorded by the Predecessor as a result of the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.1 million; International $14.4 million; Interactive $2.3 million; and Corporate $32.5 million. For the three and six months ended June 30, 2012, operating income also included $14.2 million of additional depreciation and amortization recorded by the Successor as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction The additional depreciation and amortization was recorded in each segment and in Corporate as follows: USIS $8.3 million; International $5.0 million; Interactive $0.7 million; and Corporate $0.2 million. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the acquisition of TransUnion Corp. For the three and six months ended June 30, 2011, operating income included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge. Both of these expenses were recorded in our USIS segment.

(2)

See footnote 2 to Key Performance Measure for a discussion about Adjusted Operating Income, why we use it, its limitations, and a reconciliation to its most directly comparable GAAP measure, operating income.

Total operating income for the three and six months ended June 30, 2012, decreased $89.3 million, and $78.7 million, respectively, compared to the same period in 2011, resulting in a significant decrease in our operating margins during these periods. These decreases were primarily due to the increase in stock-based compensation and related expenses, the additional depreciation and amortization, and the increase in labor costs from revenue growth and expansion, partially offset by the increase in revenue discussed above.

Margins for the USIS segment decreased primarily due to the increase in stock-based compensation and related expense, depreciation and amortization, and an increase in labor costs resulting from the growth in revenue and expansion, partially offset by the increase in revenue and cost reductions from our Operational Excellence program. Margins for the International segment decreased primarily due to increases in stock-based compensation and related expenses, depreciation and amortization, and labor and product costs, including integration costs for our acquisition of Crivo and investments in start-up operations, partially offset by the increase in revenue. Margins for the Interactive segment decreased primarily due to the increase in stock-based compensation and related expenses and depreciation and amortization, partially offset by the increase in revenue.

Non-operating income and expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Interest income	$0.3	$0.1	$0.2	nm	$0.7	$0.3	$0.4	nm
Interest expense	(28.2)	(30.7)	2.5	8.1%	(58.9)	(64.3)	5.4	8.4%
Other income and expense, net:
Acquisition fees	(20.1)	(0.4)	(19.7)	nm	(26.1)	(2.3)	(23.8)	nm
Loan fees	(3.1)	(0.5)	(2.6)	nm	(3.4)	(60.2)	56.8	94.4%
Earnings from equity method investments	3.3	3.2	0.1	3.1%	6.5	6.6	(0.1)	(1.5)%
Dividends from cost method investments	0.4	0.4	—	—	0.4	0.4	—	—
Other	(1.0)	(0.1)	(0.9)	nm	(0.8)	(0.7)	(0.1)	(14.3)%

Total other income and expense, net	(20.5)	2.6	(23.1)	nm	(23.4)	(56.2)	32.8	58.4%

Non-operating income and expense	$(48.4)	$(28.0)	$(20.4)	(72.9)%	$(81.6)	$(120.2)	$38.6	32.1%

nm: not meaningful

Other income and expense, net, was significantly impacted by the 2012 Change in Control Transaction and the refinancing of Trans Union LLC’s senior secured credit facility in February, 2011. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” Note 12, “Debt,” and Note 15, “Stock-Based Compensation” for additional information.

Interest expense decreased $2.5 million and $5.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to the lower outstanding principal balance, and the lower interest rate resulting from the February 2011 refinance.

For 2012, loan fees included a $2.7 million fee for a bridge loan commitment for the 2012 Change in Control Transaction, the amortization of deferred financing fees allocated to our revolving line of credit, and the payment of fees for the unused revolving line of credit. For 2011, loan fees include a $59.3 million loss on the early extinguishment of debt, consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing the senior secured credit facility.

Acquisition fees represent costs we have incurred for various acquisition-related and similar efforts. For 2012, acquisition fees include $21.2 million of costs related to the 2012 Change in Control Transaction and $3.0 million of initial public offering related expenses that were previously capitalized but written off in the first quarter of 2012 as we formally withdrew our registration statement on Form S-1 as a result of signing the Merger Agreement.

Provision for income taxes

As a result of the 2012 Change in Control Transaction, TransUnion Corp. has two taxable years in 2012, one for the Predecessor and one for the Successor. In addition, there are certain discrete events that happened in the Predecessor and Successor periods. To facilitate an understanding of the impact that the 2012 Change in Control Transaction had on the provision for income taxes, we present the reconciliation of the U.S. federal statutory tax rate to our effective tax rate for the Predecessor and Successor periods as follows:

	Successor		Predecessor

	Two Months Ended June 30, 2012		One Month Ended April 30, 2012		Four Months Ended April 30, 2012		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011

(in millions)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Income (loss) from continuing operations before income taxes	$19.1		$(96.3)		$(63.9)		$32.5		$(4.6)
Provision (benefit) for income taxes at statutory rate	6.7	35.0%	(33.7)	35.0%	(22.4)	35.0%	11.4	35.0%	(1.6)	35.0%
Application of ASC 740-30 and Subpart F to foreign earnings	2.2	11.5%	(3.0)	3.1%	5.0	(7.8)%	—	—	—	—
2012 and 2010 Change in Control Transaction costs	—	—	2.0	(2.1)%	2.8	(4.4)%	(4.7)	(14.5)%	(4.7)	102.2%
Credits and other	(0.6)	(3.0)%	2.9	(3.0)%	3.1	(4.8)%	0.6	2.0%	(0.3)	6.3%

Totals	$8.3	43.5%	$(31.8)	33.0%	$(11.5)	18.0%	$7.3	22.5%	$(6.6)	143.5%

Effective January 1, 2012, the look-through rule under subpart F of the U.S. Internal Revenue Code expired. The subpart F provisions require U.S. corporate shareholders to recognize current U.S. taxable income from passive income at foreign subsidiaries, such as dividends received, regardless of whether that income is further remitted to the U.S. The look-through rule had provided an exception to this recognition for subsidiary passive income attributable to an active business. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur under subpart F if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S. In calculating the tax effect on unremitted foreign earnings, we include the benefit of any related foreign tax credits. The tax deductible transaction costs incurred in connection with the 2012 Change in Control

Transaction significantly reduced the amount of foreign tax credits available to offset our tax expense, including the tax on unremitted foreign earnings. For both the 2010 and the 2012 Change in Control Transactions, there were transaction costs incurred that were expensed for GAAP accounting purposes under ASC 805, but considered non-deductible for tax purposes.

The effective tax rate was 43.5% for the two months ended June 30, 2012. This tax rate was higher than the U.S. federal statutory rate of 35%, primarily due to the application of ASC 740-30 to unremitted foreign earnings.

For the one month ended April 30, 2012, we reported a loss from continuing operations before income taxes. The effective tax benefit rate for this period of 33.0% was slightly lower than the 35% statutory rate primarily due to the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

For the four months ended April 30, 2012, we also reported a loss from continuing operations before income taxes. The effective tax benefit rate for this period of 18.0% was lower than the 35% statutory rate primarily due to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

The effective tax rate was 22.5% for the three months ended June 30, 2011. This rate was lower than the 35% statutory rate primarily due to the determination of tax deductibility for certain costs incurred in connection with the 2010 Change in Control Transaction.

For the six months ended June 30, 2011, we reported a loss from continuing operations before income taxes and recorded a tax benefit on the loss. The effective tax benefit rate for this period of 143.5% was higher than the 35% statutory rate due to the determination of tax deductibility for certain costs incurred in connection with the 2010 Change in Control Transaction.

Significant changes in assets and liabilities

Our balance sheet at June 30, 2012, as compared to December 31, 2011, was impacted by the 2012 Change in Control Transaction, which was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Accordingly, all of our assets and liabilities were recorded at fair value as of April 30, 2012 resulting in a significant change to our balance sheet. See Note 2, “2012 Change in Control,” for additional information.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and Trans Union LLC’s senior secured revolving credit facility. Our principal uses of liquidity are working capital, capital expenditures, debt service, other general corporate purposes and future payments of cash dividends to TransUnion Holding. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving credit facility will be sufficient to finance our liquidity requirements for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.

Cash and cash equivalents totaled $86.0 million and $107.8 million at June 30, 2012, and December 31, 2011, respectively, of which $47.4 million and $68.5 million was held outside the United States. As of June 30, 2012, we had no outstanding borrowings under the senior secured revolving credit facility and could borrow up to the full $210.0 million borrowing capacity. Beginning in 2013, under the senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part I, Item 1, Note 12, “Debt,” for additional information.

Sources and uses of cash

Stock options granted	Successor Two Months Ended June 30, 2012	Predecessor Four Months Ended April 30, 2012	Combined Six Months Ended June 30, 2012	Predecessor Six Months Ended June 30, 2011	$ Change Six Month Period
Cash provided by operating activities of continuing operations	$11.3	$52.4	$63.7	$57.6	$6.1
Cash used in operating activities of discontinued operations	—	—	—	(1.3)	1.3
Cash used in investing activities	(18.0)	(19.6)	(37.6)	(41.3)	3.7
Cash used in financing activities	(2.9)	(45.0)	(47.9)	(23.0)	(24.9)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.8	—	(0.4)	0.4

Net change in cash and cash equivalents	$(10.4)	$(11.4)	$(21.8)	$(8.4)	$(13.4)

Operating activities

Net cash provided by operating activities increased $6.1 million, from $57.6 million for the six months ended June 30, 2011, to $63.7 million for the six months ended June 30, 2012. The increase was primarily due to lower interest expense.

Investing activities

Cash used in investing activities decreased $3.7 million, from $41.3 million for the six months ended June 30, 2011, to $37.6 million for the six months ended June 30, 2012. The decrease was primarily due to lower cash expenditures on property and equipment.

Financing activities

Cash used in financing activities increased $24.9 million, from $23.0 million for the six months ended June 30, 2011, to $47.9 million for the six months ended June 30, 2012. The increase was primarily due to acquisition fees incurred related to the 2012 Change in Control Transaction and an increase in the amount of debt repaid.

Capital expenditures

Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risks. Expenditures are made for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. Cash paid for capital expenditures decreased $11.1 million, from $38.9 million for the six months ended June 30, 2011, to $27.8 million for the six months ended June 30, 2012. The decrease included $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010. On an accrual basis, we expect total capital expenditures for 2012 to be comparable to 2011 as a percent of revenue.

2012 Change in Control Transaction

On April 30, 2012, the 2012 Change in Control Transaction was consummated and TransUnion Holding acquired 100% of the outstanding common stock of the Company. In connection with the acquisition of TransUnion Corp., Trans Union LLC and TransUnion Financing Corporation completed a Consent Solicitation to amend the indenture governing the Trans Union LLC senior notes to permit the acquisition to occur without triggering a change of control under the indenture. Trans Union LLC also completed an amendment to the credit agreement to permit the merger to occur without triggering a change of control under the TransUnion LLC senior secured credit facility. The amendment to the credit agreement also changed the applicable margin on LIBOR based borrowings from 3.25% to 4.00%.

In addition, TransUnion Holding, the acquiring entity, issued $600.0 million of senior unsecured PIK toggle private placement notes at a fixed interest rate of 9 5/8% due June 15, 2018, to finance a portion of the purchase price and pay related fees and expenses. TransUnion Corp. and its subsidiaries do not guarantee the notes and do not have any contractual obligations to repay the notes. We do, however, expect to pay cash dividends to TransUnion Holding to enable funding of the cash interest payments due on the new notes. Our ability to pay dividends and make other payments to TransUnion Holding will depend on our cash flows and earnings and may be restricted by, among other things, applicable laws and regulations and by the terms of the agreements into which we enter. The terms of the credit agreement governing the TransUnion LLC senior secured credit facility and the indenture governing the Trans Union LLC senior notes significantly restrict us from paying dividends and otherwise transferring assets to TransUnion Holding. As of June 30, 2012, after giving effect to the 2012 Change in Control Transaction, TransUnion Corp. would have been permitted to pay approximately $150 million of dividends under those agreements.

See Note 12, “Debt,” for additional information about our debt.

2010 Change in Control Transaction

In connection with the 2010 Change in Control Transaction discussed in Note 2, “Change in Control,” of our audited financial statements for the year ended December 31, 2011, the Company incurred $1,626.7 million of debt as more fully described below. See Note 2, “Change in Control,” and Note 12, “Debt,” of TransUnion Corp.’s audited consolidated financial statements including in the Annual Report on Form 10-K for the year ended December 31, 2011, for additional information.

Debt

Effect of certain debt covenants

Our senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.25 to 1 from January 1, 2012, through June 30, 2012, and 4.00 to 1 thereafter. The covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. Although we were not subject to the covenant at June 30, 2012, because we did not have borrowings outstanding on our senior secured revolving line of credit, our senior secured net leverage ratio as of June 30, 2012, was 2.16 to 1. The senior secured net leverage ratio is the ratio of consolidated senior secured net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended June 30, 2012, totaled $395.0 million. Covenant EBITDA was higher than Adjusted EBITDA by $22.2 million for the trailing twelve-month period ended June 30, 2012, consisting of adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. We believe our cash on hand, cash generated from operations, and funds available under our senior secured revolving line of credit are sufficient to fund our planned capital expenditures, debt service obligations and operating needs for the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at the time such statements were made. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; changes in federal, state, local or foreign tax laws; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; fluctuations in exchange rates; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors described above and under “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q. Many of these factors are beyond our control.

The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. For further information or other factors which could affect our financial results and such forward-looking statements, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. There have been no material changes in our quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC, other than as described in the following paragraph.

On April 30, 2012, we entered into swap agreements that will effectively fix the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at June 30, 2012 was $500 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of June 30, 2012, was a liability of $3.3 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments of $2.0 million was included in accumulated other comprehensive income (loss). Through June 30, 2012, there were no gains or losses related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument begin on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

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

A settlement of the Privacy Litigation and the Louisiana Action was approved on September 17, 2008 (the “Settlement”). Pursuant to the terms of the Settlement we paid $75.0 million into a fund for the benefit of class members on July 7, 2008 and we provided approximately 100,000 individuals with free credit monitoring services. All class members released their procedural rights to pursue the claims alleged in these matters through the pending, or any new, class action. However, all class members (other than the named plaintiffs in the Privacy Litigation and the Louisiana Action) did retain their right to bring a separate, individual claim against us for the violations alleged in these matters provided these claims were asserted on or before September 16, 2010 (the “PSCs”). The Settlement provides that any money remaining in the fund after payment of notice costs, class counsel fees and administrative expenses will be used to satisfy any such PSCs, with remaining funds distributed on a pro-rata basis to class members who elected to receive a potential cash payment in the Settlement as part of the consideration to release their procedural rights.

We have been advised that there are approximately 100,000 PSCs seeking payment from the Settlement fund. Through court monitored mediation with counsel representing the class members and the PSCs claimants, we have entered into agreements to settle substantially all of these PSCs for payments from the Settlement fund to bring this matter to conclusion. The Court, on May 25, 2011, and September 8, 2011, rejected all objections made by class counsel to the settlements entered into with respect to the PSCs, and confirmed and approved these settlements as being in accordance with the Settlement. Class counsel in the Settlement appealed these rulings by the Court seeking to obtain either additional attorney fees from counsel to the PSCs claimants or a return of attorney fees received by counsel to the PSCs claimants to the Settlement fund. On May 22, 2012, the U.S. Seventh Circuit Court of Appeals summarily dismissed these appeals, confirming the actions of the Court. We believe the amount in the Settlement fund is sufficient to meet all demands asserted either by any settling or non-settling PSCs.

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

ITEM 1A. RISK FACTORS

In addition to the other information included in this report, you should carefully consider the factors discussed below and the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

Risks Related to Our Business

Our revenues are concentrated in the U.S. consumer credit and financial services industries. When these industries or the broader financial markets experience a downturn, demand for our services, our revenues and the collectability of receivables may be adversely affected.

Our largest customers depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. When financial markets experience volatility, illiquidity and disruption, as they did beginning in 2008, our customer base suffers. These recent market developments and the potential for increased and continuing disruptions going forward present considerable risks to our businesses and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in demand and the volumes for our services. For example, the banking and financial market downturn that began to affect our business in 2008 caused a greater focus on expense reduction by our customers and led to a decline in their account acquisition mailings, which resulted in reduced revenues from our credit marketing programs. In addition, financial institutions tightened lending standards and granted fewer mortgage loans, student loans, automobile loans and other consumer loans. As a result, we experienced a reduction in our credit report volumes. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth or collect our receivables. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

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

If we experience system failures, personnel disruptions or capacity constraints, the delivery of our services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of revenues or customers.

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

Our business is subject to significant international, federal, state and local laws and regulations, including, but not limited to, privacy and consumer data protection, financial, tax and labor regulations. See “Business—Regulatory Matters” of our Annual Report on Form 10-K for the year ended December 31, 2011, for a description of select regulatory regimes to which we are subject. These laws and regulations are complex, change frequently and have tended to become more stringent over time. We currently incur significant expenses in our attempt to ensure compliance with these laws. In addition, in the future we may be subject to significant additional expense to investigate, defend, or remedy violations of these laws and regulations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class-action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our services are sold into regulated industries, we must comply with additional regulations in marketing our services into these industries, including, but not limited to, state insurance laws and regulations and the Health Insurance Portability and Accountability Act of 1996.

Certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We incurred liability in the past, for example, as a result of a determination by a federal consumer protection agency in the late 1990s that a particular marketing practice common to the industry was unlawful under the Fair Credit Reporting Act (“FCRA”). On July 7, 2008, without admitting or denying liability, we agreed to settle this matter and ultimately paid $75.0 million to settle the resulting civil litigation. See Part II, Item 1, “Legal Proceedings—Privacy Litigation.” We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

The Dodd-Frank Act created the Bureau of Consumer Financial Protection (the “CFPB”), which is authorized to adopt rules, supervise certain non-banking companies and initiate enforcement actions with regard to federal consumer financial laws.

We are subject to rules promulgated by the CFPB. In 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Title X of the Dodd-Frank Act establishes the CFPB, which has broad powers to regulate the offering and the provision of consumer financial products or services under the federal consumer financial laws. General powers of the CFPB include the authority to promulgate regulations and to enforce and administer federal consumer financial laws, including most aspects of the FCRA and other laws applicable to us and our financial customers. The CFPB is expressly charged with prohibiting unfair, deceptive or abusive acts or practices.

We are subject to supervision and examination by the CFPB. The Dodd-Frank Act gives the CFPB authority to conduct examinations and otherwise supervise certain nondepository institutions that are larger participants of a market for other consumer financial products or services, as defined by rule. On July 16, 2012, the CFPB, through rulemaking, confirmed that TransUnion will be subject to the examination and supervision of the CFPB effective September 30, 2012.

We could be the subject of an examination, investigation or enforcement action by the CFPB, the Federal Trade Commission (the “FTC”) or by a state agency (e.g., state attorneys general) with powers to enforce CFPB regulations. In addition to its powers to promulgate regulations and supervise banks and non-banks, the CFPB has broad enforcement powers with regard to federal consumer financial laws. The CFPB may conduct examinations and investigations, issue subpoenas and bring civil actions in federal court for violations of the federal consumer financial laws. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for knowing violations. Also, the Dodd-Frank Act empowers state attorneys general (or the equivalent thereof) to bring civil actions in federal district court (or a state court that is located in that state and that has jurisdiction over the defendant), to enforce Title X of the Dodd-Frank Act or regulations issued by the CFPB thereunder.

In sum, through its broad powers to regulate and enforce federal consumer financial laws, the CFPB could place restrictions on our business and the businesses of our financial customers, if the CFPB were to determine through rulemaking, supervisory or enforcement actions, for example, that particular acts or practices were unfair, deceptive or abusive to consumers.

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

The outcome of litigation, inquiries, investigations, or other regulatory proceedings in which we are involved, or in which we may become involved, could subject us to significant monetary damages or restrictions on our ability to do business.

Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations and other regulatory actions brought by federal (e.g., the CFPB and the FTC) or state (e.g., state attorneys general) regulators. The outcome of these proceedings is difficult to assess or quantify. Plaintiffs in these lawsuits may seek recovery of large amounts and the cost to defend this litigation may be significant. There may also be adverse publicity associated with investigations and litigation that could decrease customer acceptance of our services. In addition, a court-ordered injunction, an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy, and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class actions against us and obtain statutorily prescribed damages. While we do not believe that the outcome of any pending or threatened legal proceeding will have a material adverse effect on our financial position, such proceedings are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us. For example, in 2008, pursuant to the terms of a settlement agreement with respect to certain class action proceedings, which we refer to as the Privacy Litigation (as defined herein), we paid $75.0 million into a fund for the benefit of class members and offered approximately 600,000 individuals up to nine months of free credit monitoring services. Moreover, in 2009, pursuant to a settlement agreement we agreed with the other two defendants in a class action proceeding, which we refer to as the Bankruptcy Tradeline Litigation (as defined herein), to deposit $17.0 million, our share of the $51.0 million total settlement, into a settlement fund for the benefit of class members. Final approval of this monetary settlement by the Court occurred on July 15, 2011. Our insurance coverage may be insufficient to cover adverse judgments against us. See Part II, Item 1, “Legal Proceedings” for further information regarding the Privacy Litigation, the Bankruptcy Tradeline Litigation and other material pending litigation.

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

We have and may continue to acquire or make investments in businesses that offer complementary services and technologies. Future acquisitions may not be completed on favorable terms and acquired assets, data or businesses may not be successfully integrated into our operations. Any acquisitions or investments will include risks commonly encountered in acquisitions of businesses, including:

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

In our markets, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to:

•	internally develop and implement new and competitive technologies;

•	use leading third-party technologies effectively;

•	respond to changing customer needs and regulatory requirements; and

•	transition customers and data sources to new technologies.

We cannot provide assurance that we will successfully implement new technologies, cause customers or data furnishers to implement compatible technologies, or adapt our technology to evolving customer, regulatory and competitive requirements. If we fail to respond, or our customers or data furnishers fail to respond, to changes in technology, regulatory requirements or customer preferences, the demand for our services, or the delivery of our services, could be adversely affected.

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

We have a substantial amount of indebtedness. As of June 30, 2012, we had total debt of $1,705.8 million, consisting of $766.6 million of senior notes including the purchase accounting fair value increase of $121.6 million, $938.1 million of borrowings under our senior secured credit facility, and $1.1 million of other debt. Our substantial indebtedness may:

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

Based on our current level of debt, we expect our annual interest expense to be approximately $120 million for the next several years. In addition, our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable-rate indebtedness could also increase, even if the amount borrowed remains the same, which could decrease our net income. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

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

As a condition to borrowing and as of the end of any fiscal quarter for which we have borrowings outstanding under our senior secured revolving line of credit, we must have a senior secured net leverage ratio equal to, or less than, 4.25 to 1 from January 1, 2012, through June 30, 2012, and 4.00 to 1 thereafter. A breach of any of these covenants would limit our ability to borrow funds under our senior secured revolving line of credit and could result in a default under the senior secured credit facility and/or the senior notes. Upon the occurrence of an event of default under our senior secured credit facility or our senior notes, the lenders or the holders of our senior notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable, and the lenders could terminate all commitments to extend further credit under our secured credit facility. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings or the holders of our senior notes accelerate repayment of our senior notes, we may not have sufficient assets to repay the senior secured credit facility and our other indebtedness, including the senior notes. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” and Note 12, “Debt,” of our unaudited consolidated financial statements appearing elsewhere in this report.

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

We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition, and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all, or collect amounts owed us from insolvent customers. Our customer agreements relating to our core credit reporting service offered through our USIS segment are terminable upon advance written notice (ranging from 30 days to six months) by either us or the customer, which provides our customers with the opportunity to renegotiate their contracts with us or to award more business to our competitors. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

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

Our success depends on our ability to attract and retain experienced management, sales, research and development, analytics, marketing and technical support personnel. If any of our key personnel were unable or unwilling to continue in their present positions, it may be difficult to replace them and our business could be seriously harmed. Siddharth N. (Bobby) Mehta, our President and Chief Executive Officer, recently announced that, for personal reasons, he would be stepping down from his current position with the Company once his successor is in place. If we are unable to find a qualified successor to fill Mr. Mehta’s position, our business could be seriously harmed. The complexity of our services requires trained customer service and technical support personnel. We may not be able to hire and retain such successors or personnel at compensation levels consistent with our compensation structure. Some of our competitors may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expense replacing employees and our ability to provide quality services could diminish, resulting in a material adverse effect on our business.

Affiliates of GSCP and Advent and other investors own substantially all of the equity interests in us and may have conflicts of interest with us or the holders of our debt in the future.

As a result of the 2012 Change in Control Transaction, investment funds affiliated with GSCP and Advent control our company interests and the designees of GSCP and Advent hold substantially all of the seats on our board of directors. As a result, affiliates of GSCP and Advent have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors regardless of whether holders of our debt believe that any such transactions are in their own best interests. For example, affiliates of GSCP and Advent and other investors could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with GSCP and Advent continue to indirectly own a significant amount of our equity interests or otherwise control a majority of our board of directors, affiliates of GSCP and Advent will continue to be able to strongly influence or effectively control our decisions. The credit agreement governing our senior secured credit facility, the indenture governing our senior notes, and the indenture governing the $600.0 million aggregate principal amount of 9.625%/10.375% senior PIK toggle notes due 2018 issued by TransUnion Holding will permit us to pay advisory and other fees, pay dividends and make other restricted payments to GSCP and Advent under certain circumstances and GSCP and Advent or their affiliates may have an interest in our doing so. In addition, GSCP and Advent have no obligation to provide us with any additional debt or equity financing.

GSCP and Advent are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. GSCP and Advent may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of our debt should consider that the interests of GSCP and Advent may differ from their interests in material respects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

TransUnion Corp.

DATE: August 7, 2012	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: August 7, 2012	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document