Form 10-Q
period 2012-09-30
TRANSUNION CORP.; TransUnion Holding Company, Inc.
filed 2012-11-07
CIK 1513514, 1552033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-182948

TRANSUNION HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1678417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 West Adams, Chicago, Illinois	60661
(Address of principal executive offices)	(Zip Code)

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

TransUnion Holding Company, Inc.	Yes ☐ No ☒

TransUnion Corp.	Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

TransUnion Holding Company, Inc.	Yes ☒ No ☐

TransUnion Corp.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

TransUnion Holding Company, Inc.	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

TransUnion Corp.	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

TransUnion Holding Company, Inc.	Yes ☐ No ☒

TransUnion Corp.	Yes ☐ No ☒

As of October 31, 2012, there were 109,680,283 shares of TransUnion Holding Company, Inc. common stock outstanding. As of October 31, 2012, there were 100 shares of TransUnion Corp. common stock outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q is a combined report being filed separately by TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp., a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp. and its subsidiaries for periods prior to the formation of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp. are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Where the information provided is substantially the same for each company, such information has been combined in this Quarterly Report on Form 10-Q. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part 1, Item I, “Financial Statements.”

We operate TransUnion Holding and TransUnion Corp. as one business, with one management team. Management believes combining the Quarterly Reports on Form 10-Q of TransUnion Holding and TransUnion Corp. provides the following benefits:

•	Enhances investors’ understanding of TransUnion Holding and TransUnion Corp. by enabling investors to view the business as a whole, the same manner as management views and operates the business;

•	Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the disclosures apply to both TransUnion Holding and TransUnion Corp.

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp. on April 30, 2012. Substantially all of TransUnion Holdings net assets are owned by TransUnion Corp. and substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp. In addition, TransUnion Holding issued $600.0 million of senior unsecured PIK toggle private placement notes to partially finance the acquisition, incurs interest expense on the notes, incurred $17.0 million of deferred financing fees related to the notes, and incurred $15.2 million of acquisition-related costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense.

TRANSUNION HOLDING COMPANY, INC. AND TRANSUNION CORP.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet

(in millions, except per share data)

September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$127.2
Trade accounts receivable, net of allowance of $1.4	177.7
Other current assets	77.8

Total current assets	382.7

Property, plant and equipment, net of accumulated depreciation and amortization of $15.5	113.2
Other marketable securities	11.1
Goodwill	1,740.8
Other intangibles, net	1,916.1
Other assets	110.7

Total assets	$4,274.6

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$69.3
Current portion of long-term debt	10.5
Other current liabilities	111.3

Total current liabilities	191.1

Long-term debt	2,289.0
Other liabilities	670.6

Total liabilities	3,150.7

Redeemable noncontrolling interests	18.3

Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at September 30, 2012, 109.7 million shares issued and outstanding as of September 30, 2012	1.1
Additional paid-in capital	1,105.0
Treasury stock at cost; less than 0.1 million shares at September 30, 2012	(0.7)
Retained earnings (accumulated deficit)	(0.6)
Accumulated other comprehensive income (loss)	(10.3)

Total TransUnion Holding Company, Inc. stockholders’ equity	1,094.5
Noncontrolling interests	11.1

Total stockholders’ equity	1,105.6

Total liabilities and stockholders’ equity	$4,274.6

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(in millions)

	Three Months Ended September 30, 2012	From the Date of Inception Through September 30, 2012
Revenue	$291.7	$482.6

Operating expenses
Cost of services (exclusive of depreciation and amortization below)	111.5	186.2
Selling, general and administrative	75.8	126.5
Depreciation and amortization	43.1	72.1

Total operating expenses	230.4	384.8

Operating income	61.3	97.8

Non-operating income and expense
Interest expense	(42.6)	(77.4)
Interest income	0.6	0.7
Other income and (expense), net	(0.6)	(15.4)

Total non-operating income and expense	(42.6)	(92.1)

Income from operations before income taxes	18.7	5.7

Provision for income taxes	(5.2)	(3.0)

Net income	13.5	2.7
Less: net income attributable to noncontrolling interests	(2.2)	(3.3)

Net income (loss) attributable to TransUnion Holding Company, Inc.	$11.3	$(0.6)

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

(in millions)

	Three Months Ended September 30, 2012	From the Date of Inception Through September 30, 2012
Net income	$13.5	$2.7

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(1.2)	(7.6)
Net unrealized loss on hedges	(1.4)	(3.4)

Total other comprehensive loss, net of tax	(2.6)	(11.0)

Comprehensive income (loss)	10.9	(8.3)
Less: comprehensive income attributable to noncontrolling interests	(2.3)	(2.6)

Comprehensive income (loss) attributable to TransUnion Holding Company, Inc.	$8.6	$(10.9)

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Cash Flows

(in millions)

From the Date of Inception Through September 30, 2012
Cash flows from operating activities:
Net income	$2.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	72.1
Equity in net income of affiliates, net of dividends	3.0
Deferred taxes	(5.1)
Amortization of senior notes purchase accounting fair value adjustment	(6.6)
Deferred financing fees	1.0
Stock-based compensation	1.2
Provision (reduction) for losses on trade accounts receivable	(2.2)
Other	2.7
Changes in assets and liabilities:
Trade accounts receivable	(14.2)
Other current and long-term assets	(76.0)
Trade accounts payable	(3.8)
Other current and long-term liabilities	7.3

Cash used in operating activities	(17.9)

Cash flows from investing activities:
Capital expenditures for property and equipment	(26.2)
Investments in trading securities	(0.3)
Acquisition of TransUnion Corp., net of cash acquired	(1,485.9)
Other acquisitions and purchases of noncontrolling interests, net of cash acquired	(10.5)
Other	(1.5)

Cash used in investing activities	(1,524.4)

Cash flows from financing activities:
Proceeds from senior unsecured PIK toggle private placement notes	600.0
Repayments of debt	(4.8)
Debt financing fees	(16.8)
Proceeds from issuance of common stock	1,094.5
Treasury stock purchases	(0.7)
Other	(2.1)

Cash provided by financing activities	1,670.1
Effect of exchange rate changes on cash and cash equivalents	(0.6)

Net change in cash and cash equivalents	127.2
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$127.2

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity

(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
Balance, February 15, 2012 (inception)	—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)					(0.6)		3.5	2.9	(0.2)
Other comprehensive income (loss)						(10.3)	(0.9)	(11.2)	0.2
Acquisition of noncontrolling interests in TransUnion Corp. subsidiaries							26.6	26.6
Reclassification of redeemable non-controlling interests							(17.9)	(17.9)	17.9
Acquisition of Africa subsidiary							1.9	1.9
Additional acquisition price for Brazil subsidiary								—	0.4
Distributions to noncontrolling interests							(2.1)	(2.1)
Stock-based compensation			1.2					1.2
Issuance of stock	109.7	1.1	1,103.8					1,104.9
Treasury stock purchased				(0.7)				(0.7)

Balance, September 30, 2012	109.7	$1.1	$1,105.0	$(0.7)	$(0.6)	$(10.3)	$11.1	$1,105.6	$18.3

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	Successor September 30, 2012	Predecessor December 31, 2011
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$127.2	$107.8
Trade accounts receivable, net of allowance of $1.4 and $1.2	177.7	139.4
Other current assets	60.9	55.4
Current assets of discontinued operations	—	0.1

Total current assets	365.8	302.7
Property, plant and equipment, net of accumulated depreciation and amortization of $15.5 and $342.3	113.2	109.0
Other marketable securities	11.1	10.3
Goodwill	1,740.8	275.2
Other intangibles, net	1,916.1	230.8
Other assets	96.8	77.8

Total assets	$4,243.8	$1,005.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$68.9	$75.1
Current portion of long-term debt	10.5	21.8
Other current liabilities	160.5	100.2
Current liabilities of discontinued operations	—	0.4

Total current liabilities	239.9	197.5
Long-term debt	1,689.0	1,579.4
Other liabilities	652.1	53.3

Total liabilities	2,581.0	1,830.2
Redeemable noncontrolling interests	18.3	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; one thousand shares authorized, one hundred and 29.8 million shares issued at September 30, 2012, and December 31, 2011, respectively; one hundred and 29.8 million shares outstanding as of September 30, 2012, and December 31, 2011, respectively	—	0.3
Additional paid-in capital	1,613.3	893.9
Treasury stock at cost; 0 shares at September 30, 2012, and less than 0.1 million shares December 31, 2011	—	(0.2)
Retained earnings (accumulated deficit)	30.4	(1,739.0)
Accumulated other comprehensive income (loss)	(10.3)	(3.6)

Total TransUnion Corp. stockholders’ equity	1,633.4	(848.6)
Noncontrolling interests	11.1	24.2

Total stockholders’ equity	1,644.5	(824.4)

Total liabilities and stockholders’ equity	$4,243.8	$1,005.8

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(in millions)

	Successor		Predecessor
	Three Months Ended September 30, 2012	Five Months Ended September 30, 2012	Four Months Ended April 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$291.7	$482.6	$373.0	$267.6	$771.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	111.5	186.2	172.0	106.4	318.4
Selling, general and administrative	75.5	125.8	172.0	67.0	199.5
Depreciation and amortization	43.1	72.1	29.2	21.4	64.7

Total operating expenses	230.1	384.1	373.2	194.8	582.6
Operating income (loss)	61.6	98.5	(0.2)	72.8	188.4
Non-operating income and expense
Interest expense	(27.6)	(46.0)	(40.5)	(30.6)	(94.9)
Interest income	0.6	0.7	0.6	0.2	0.5
Other income and (expense), net	(0.6)	(0.2)	(23.8)	(1.5)	(57.7)

Total non-operating income and expense	(27.6)	(45.5)	(63.7)	(31.9)	(152.1)
Income (loss) from continuing operations before income taxes	34.0	53.0	(63.9)	40.9	36.3
(Provision) benefit for income taxes	(11.0)	(19.3)	11.5	(11.6)	(5.0)

Income (loss) from continuing operations	23.0	33.7	(52.4)	29.3	31.3
Discontinued operations, net of tax	—	—	—	—	(0.5)

Net income (loss)	23.0	33.7	(52.4)	29.3	30.8
Less: net income attributable to noncontrolling interests	(2.2)	(3.3)	(2.5)	(2.2)	(6.3)

Net income (loss) attributable to TransUnion Corp.	$20.8	$30.4	$(54.9)	$27.1	$24.5

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

(in millions)

	Successor		Predecessor
	Three Months Ended September 30, 2012	Five Months Ended September 30, 2012	Four Months Ended April 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net income (loss)	$23.0	$33.7	$(52.4)	$29.3	$30.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1.2)	(7.6)	2.5	(14.2)	(14.8)
Net unrealized loss on hedges	(1.4)	(3.4)	—	—	—

Total other comprehensive income (loss), net of tax	(2.6)	(11.0)	2.5	(14.2)	(14.8)

Comprehensive income (loss)	20.4	22.7	(49.9)	15.1	16.0
Less: comprehensive income attributable to noncontrolling interests	(2.3)	(2.6)	(2.8)	(0.9)	(4.8)

Comprehensive income (loss) attributable to TransUnion Corp.	$18.1	$20.1	$(52.7)	$14.2	$11.2

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Successor	Predecessor
	Five Months Ended September 30, 2012	Four Months Ended April 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net income (loss)	$33.7	$(52.4)	$30.8
Less: loss from discontinued operations, net of tax	—	—	(0.5)

Income (loss) from continuing operations	33.7	(52.4)	31.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Loss on early extinguishment of senior secured credit facility	—	—	59.3
Change in control transaction fees	0.3	20.9	—
Depreciation and amortization	72.1	29.2	64.7
Deferred financing fees	—	3.9	3.3
Amortization of senior notes purchase accounting fair value adjustment	(6.6)	—	—
Stock-based compensation	0.8	2.0	3.5
Provision (reduction) for losses on trade accounts receivable	(2.2)	3.1	1.8
Equity in net income of affiliates, net of dividends	3.0	(3.7)	(1.6)
Deferred taxes	10.5	(18.3)	(7.3)
Other	2.7	(0.6)	2.7
Changes in assets and liabilities:
Trade accounts receivable	(14.2)	(24.7)	(26.6)
Other current and long-term assets	4.1	1.5	(14.6)
Trade accounts payable	(4.0)	1.6	14.9
Other current and long-term liabilities	(23.1)	89.9	6.2

Cash provided by operating activities of continuing operations	77.1	52.4	137.6
Cash used in operating activities of discontinued operations	—	—	(1.3)

Cash provided by operating activities	77.1	52.4	136.3
Cash flows from investing activities:
Capital expenditures for property and equipment	(26.2)	(20.4)	(56.4)
Proceeds from sale of trading securities	—	1.1	9.9
Investments in trading securities	(0.3)	(1.1)	(1.1)
Investments in held-to-maturity securities	—	—	(6.3)
Proceeds from held-to-maturity securities	—	—	6.3
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(10.5)	(0.1)	(4.2)
Other	(1.5)	0.9	(2.9)

Cash used in investing activities	(38.5)	(19.6)	(54.7)
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	—	950.0
Extinguishment of senior secured credit facility	—	—	(945.2)
Repayments of debt	(4.8)	(14.6)	(9.4)
Debt financing fees	—	(6.1)	(11.3)
Prepayment fee on early extinguishment of senior secured credit facility	—	—	(9.5)
Distribution of merger consideration	—	(1.3)	(0.2)
Change in control transaction fees	(0.3)	(20.9)	—
Other	(2.1)	(2.1)	(2.3)

Cash used in financing activities	(7.2)	(45.0)	(27.9)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.8	(3.9)

Net change in cash and cash equivalents	30.8	(11.4)	49.8
Cash and cash equivalents, beginning of period	96.4	107.8	131.2

Cash and cash equivalents, end of period	$127.2	$96.4	$181.0

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
Predecessor Balance, December 31, 2011	29.8	$0.3	$893.9	$(0.2)	$(1,739.0)	$(3.6)	$24.2	$(824.4)	$—
Net income (loss)					(54.9)		2.5	(52.4)
Other comprehensive income						2.2	0.3	2.5
Stock-based compensation			2.0					2.0
Exercise of stock options			0.1					0.1
Impact of share-based awards modification			(3.3)					(3.3)
Distributions to noncontrolling interests							(0.4)	(0.4)
Treasury stock purchased				(1.3)				(1.3)
Effects of merger transaction					(0.4)			(0.4)

Predecessor balance, April 30, 2012	29.8	$0.3	$892.7	$(1.5)	$(1,794.3)	$(1.4)	$26.6	$(877.6)	$—
Purchase accounting adjustments related to acquisition of TransUnion Corp.	(29.8)	(0.3)	719.8	1.5	1,794.3	1.4		2,516.7
Net income (loss)					30.4		3.5	33.9	(0.2)
Other comprehensive income (loss)						(10.3)	(0.9)	(11.2)	0.2
Reclassification of redeemable non-controlling interests							(17.9)	(17.9)	17.9
Acquisition of Africa subsidiary							1.9	1.9
Additional acquisition price for Brazil subsidiary								—	0.4
Distributions to noncontrolling interests							(2.1)	(2.1)
Stock-based compensation			0.8					0.8

Successor balance, September 30, 2012	—	$—	$1,613.3	$—	$30.4	$(10.3)	$11.1	$1,644.5	$18.3

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

TRANSUNION CORP. AND SUBSIDIARIES

Combined Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report being filed separately by TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp., a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp., or to TransUnion Corp. and its subsidiaries for periods prior to the forming of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp. are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Where the information provided is substantially the same for each company, such information has been combined in this Quarterly Report on Form 10-Q. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part 1, Item I, “Financial Statements.”

The accompanying unaudited consolidated financial statements of TransUnion Holding Company, Inc. and TransUnion Corp. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results of TransUnion Holding and TransUnion Corp. for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of TransUnion Holding as of and for the period ended March 31, 2012, included in the Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission (“SEC”) on September 6, 2012, and in conjunction with the audited financial statements of TransUnion Corp. for 2011 included in our Annual Report on Form 10-K filed with the SEC on February 17, 2012.

2012 Change in Control Transaction

TransUnion Holding was formed by affiliates of Advent International Corporation (“Advent”) and GS Capital Partners (“GSCP”) on February 15, 2012 as a vehicle to acquire 100% of the outstanding common stock of TransUnion Corp. On April 30, 2012, pursuant to an Agreement and Plan of Merger, TransUnion Holding acquired TransUnion Corp. for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt except for the RFC loan, which was paid off at closing. As a result, TransUnion Corp. became a wholly-owned subsidiary of TransUnion Holding. To partially fund the acquisition, TransUnion Holding issued $600.0 million aggregate principal amount of 9.625%/10.375% senior PIK toggle notes due 2018. We also increased the revolving commitment amount under our senior secured revolving credit facility by $10.0 million, from $200.0 million to $210.0 million, and extended the maturity date of $155.0 million of the revolving commitment to February 10, 2017. We refer to these transactions collectively as the 2012 Change in Control Transaction.

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value on the acquirer’s books to reflect the purchase price. Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” the fair value adjustments of the assets acquired and liabilities assumed have also been pushed-down to TransUnion Corp.’s books.

TransUnion Corp. continues to operate as the same legal entity subsequent to the 2012 Change in Control Transaction. On TransUnion Corp.’s financial statements, periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp. prior to the 2012 Change in Control Transaction (referred to herein as the “Predecessor”) and periods after April 30, 2012 reflect the financial position, results of operations, and changes in financial position of the Company after the 2012 Change in Control Transaction (referred to herein as the “Successor”). In these combined Notes, amounts as of December 31, 2011, and for the periods ended April 30, 2012, and earlier, reflect the activity of the Predecessor. Periods after the 2012 Change in Control Transaction are not comparable to prior periods primarily due to the additional amortization of intangibles in subsequent periods resulting from the fair value adjustments of the assets acquired and liabilities assumed, as well as the significant transaction costs incurred due to the acquisition.

Principles of consolidation

The consolidated financial statements of TransUnion Holding include the accounts of TransUnion Holding and the consolidated accounts of TransUnion Corp. subsequent to April 30, 2012, the date of acquisition. The consolidated financial statements of TransUnion Corp. include the accounts of TransUnion Corp. and all majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which we have at least a 20% ownership interest, or are able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which we have less than a 20% ownership interest, or are not able to exercise significant influence, are accounted for using the cost method and periodically reviewed for impairment. All significant intercompany transactions and balances have been eliminated.

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

Recently adopted accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires companies to present items of net income, other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, ASU 2011-05 was modified by the issuance of ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update deferred certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income on the face of the financial statements. The changes in these updates are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. TransUnion Holding adopted these standards upon inception and TransUnion Corp. adopted these standards on January 1, 2012, and now present comprehensive income in a separate statement following the statement of income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other—Testing Goodwill for Impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. Under the new requirements, the Company will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. TransUnion Holding adopted this standard upon inception and TransUnion Corp. adopted this standard on January 1, 2012. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

2. 2012 Change in Control Transaction

On April 30, 2012, pursuant to the Merger Agreement, TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp. for the aggregate purchase price of $1,592.7 million plus the assumption of existing debt. In connection with the acquisition, all existing stockholders of TransUnion Corp. received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. Certain members of management continue to hold equity interests in the form of TransUnion Holding common stock. To partially fund the acquisition, TransUnion Holding raised $600 million of new debt in the form of senior unsecured PIK toggle private placement notes at a fixed cash interest rate of 9.625% and a fixed PIK interest rate of 10.375%, due June 15, 2018. TransUnion Holding is owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSCP and 1% by members of management.

Purchase Price Allocation

The allocation of the purchase price to the identifiable assets acquired and liabilities assumed is preliminary pending final review of the valuation of certain intangible assets, which we expect to complete by December 31, 2012. The preliminary fair value of the assets acquired and the liabilities assumed as of April 30, 2012, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$162.4
Property and equipment	112.7
Identifiable intangible assets	1,969.3
Goodwill(1)	1,729.6
All other assets	300.5

Total assets acquired	$4,274.5
Existing debt (including fair value adjustment)	(1,710.8)
All other liabilities	(944.4)
Noncontrolling interests	(26.6)

Net assets of acquired company	$1,592.7

(1)	For tax purposes, $129.7 million of goodwill is tax deductible.

The excess of the purchase price over the preliminary fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price of TransUnion Corp. exceeded the fair value of the net assets acquired primarily due to growth opportunities and operational efficiencies.

Identifiable Intangible Assets

The preliminary fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Database and credit files	$765.0	15 years
Technology and software	347.6	7 years
Trade names and trademarks	545.0	40 years
Customer relationships	308.9	20 years
Other	2.8	5 years

Total identifiable intangible assets	$1,969.3

The weighted-average useful life of identifiable intangible assets is approximately 21.3 years.

Acquisition Costs

The Company incurred $36.5 million of acquisition-related costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense. Of this total, $15.2 million was incurred by TransUnion Holding, $0.4 million was incurred by TransUnion Corp. after the date of acquisition, and $20.9 million was incurred by TransUnion Corp. prior to the date of acquisition. TransUnion Corp. also incurred $2.7 million of loan fees for a bridge loan prior to the date of acquisition. None of the costs incurred by TransUnion Corp. prior to the date of acquisition are reflected in TransUnion Holding’s consolidated results of operations.

3. Marketable Securities

Marketable securities at September 30, 2012, and December 31, 2011, consisted of trading securities of $11.1 million and $10.3 million, respectively. Trading securities are carried at fair market value with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented.

4. Fair Value

The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2012:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$11.1	$11.1	$—	$—
Interest rate swaps	(5.4)	—	(5.4)	—

Total financial instruments at fair value	$5.7	$11.1	$(5.4)	$—

Level 1 investments, which use quoted market prices in active markets for identical assets to establish fair value, consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices. Level 2 investments consist of interest rate swaps that are further discussed in Note 12, “Debt.” We determined the fair value of the interest rate swaps using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. At September 30, 2012, we did not have any investments valued using Level 3 inputs.

5. Other Current Assets

TransUnion Holding

Other current assets at September 30, 2012, consisted of the following:

(in millions)	TransUnion Holding September 30, 2012
Deferred income tax assets	$37.8
Prepaid expenses	32.8
Income taxes receivable	0.6
Deferred financing fees	2.2
Other	4.4

Total other current assets	$77.8

Deferred income tax assets consist primarily of a tax loss carryforward resulting from the costs incurred in connection with the 2012 Change in Control Transaction. Prepaid expenses consist primarily of prepaid maintenance and licenses for our data center equipment and prepaid insurance.

TransUnion Corp.

Other current assets at September 30, 2012, and December 31, 2011, consisted of the following:

(in millions)	TransUnion Corp. Successor September 30, 2012	TransUnion Corp. Predecessor December 31, 2011
Prepaid expenses	$32.8	$37.1
Deferred financing fees	—	3.8
Deferred income tax assets	23.8	8.7
Income taxes receivable	—	1.9
Other	4.3	3.9

Total other current assets	$60.9	$55.4

Deferred financing fees decreased $3.8 million from December 31, 2011, primarily due to the purchase accounting fair value adjustment. Deferred income tax assets increased $15.1 million from December 31, 2011, due to the increase in the tax loss carryforward resulting from the costs incurred in connection with the 2012 Change in Control Transaction.

6. Property, Plant and Equipment

As a result of the 2012 Change in Control Transaction, a purchase accounting fair value increase adjustment of $21.1 million was allocated primarily to our corporate headquarter building and related building improvements. Accumulated depreciation for all assets was reduced to zero on April 30, 2012, as a result of purchase accounting adjustments. See Note 2, “2012 Change in Control Transaction.”

Property, plant and equipment at September 30, 2012, and December 31, 2011, consisted of the following:

(in millions)	TransUnion Holding and TransUnion Corp. Successor September 30, 2012	TransUnion Corp. Predecessor December 31, 2011
Purchased software	$22.9	$144.5
Computer equipment and furniture	60.6	242.5
Building and building improvements	42.0	61.1
Land	3.2	3.2

Total cost of property, plant and equipment	128.7	451.3
Less: accumulated depreciation	(15.5)	(342.3)

Total property, plant and equipment, net of accumulated depreciation	$113.2	$109.0

7. Goodwill

As a result of the 2012 Change in Control Transaction, the excess of the purchase price over the preliminary fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 2, “2012 Change in Control Transaction.”

Goodwill allocated to our segments at December 31, 2011, and changes in the carrying amount of goodwill during the nine months ended September 30, 2012, consisted of the following:

(in millions)	USIS	International	Interactive	Total
TransUnion Corp. Predecessor balance, December 31, 2011	$147.5	$81.8	$45.9	$275.2
Acquisitions	—	(9.5)	—	(9.5)
Foreign exchange rate adjustment	—	1.8	—	1.8

TransUnion Corp. Predecessor balance, April 30, 2012	$147.5	$74.1	$45.9	$267.5
Purchase accounting adjustments related to acquisition of TransUnion Corp.	914.9	438.4	108.8	1,462.1
Acquisitions	—	15.0	—	15.0
Purchase accounting adjustments and additional purchase price related to acquisition of Brazil subsidiary	—	(0.2)	—	(0.2)
Impairment of goodwill related to equity method investment	—	(0.2)	—	(0.2)
Foreign exchange rate adjustment	—	(3.4)	—	(3.4)

Balance, September 30, 2012	$1,062.4	$523.7	$154.7	$1,740.8

8. Intangible Assets

As a result of the 2012 Change in Control Transaction, the following purchase accounting fair value increase adjustments were made to intangible assets: database and credit files, $704.1 million; internally developed software, $244.1 million; customer relationships, $257.7 million; and trademarks, copyrights and patents, $536.5 million. Noncompete agreements were reduced by $3.3 million as a result of purchase accounting fair value adjustments. All accumulated amortization was reduced to zero on April 30, 2012, as a result of purchase accounting adjustments. See Note 2, “2012 Change in Control Transaction.”

Intangible assets at September 30, 2012, and December 31, 2011, consisted of the following:

	TransUnion Holding and TransUnion Corp. Successor September 30, 2012			TransUnion Corp. Predecessor December 31, 2011
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Database and credit files	$762.8	$(21.2)	$741.6	$272.4	$(205.3)	$67.1
Internally developed software	354.0	(22.6)	331.4	241.8	(148.4)	93.4
Customer relationships	307.5	(6.4)	301.1	60.0	(13.8)	46.2
Trademarks, copyrights and patents	545.7	(5.7)	540.0	24.4	(6.5)	17.9
Noncompete and other agreements	2.1	(0.1)	2.0	6.8	(0.6)	6.2

Total intangible assets	$1,972.1	$(56.0)	$1,916.1	$605.4	$(374.6)	$230.8

9. Other Assets

TransUnion Holding

Other assets at September 30, 2012, consisted of the following:

(in millions)	TransUnion Holding September 30, 2012
Investments in affiliated companies	$86.9
Deferred financing fees	13.8
Deposits	9.2
Other	0.8

Total other assets	$110.7

Investments in affiliated companies consist of our investments in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services.

TransUnion Corp.

Other assets at September 30, 2012, and December 31, 2011, consisted of the following:

(in millions)	TransUnion Corp. Successor September 30, 2012	TransUnion Corp. Predecessor December 31, 2011
Investments in affiliated companies	$86.9	$42.7
Deferred financing fees	—	23.7
Deposits	9.2	10.7
Other	0.7	0.7

Total other assets	$96.8	$77.8

Investments in affiliated companies increased $44.2 million from December 31, 2011, primarily due to the purchase accounting fair value adjustment to the carrying values of certain investments, primarily our investments in the credit bureaus in Mexico and India. Deferred financing fees decreased $23.7 million from December 31, 2011, primarily due the purchase accounting fair value adjustment.

10. Other Current Liabilities

TransUnion Holding

Other current liabilities at September 30, 2012, consisted of the following:

(in millions)	TransUnion Holding September 30, 2012
Accrued payroll	$53.9
Accrued interest	24.9
Deferred revenue	7.3
Accrued employee benefits	8.6
Accrued liabilities	5.9
Other	10.7

Total other current liabilities	$111.3

Accrued payroll consists of bonuses accrued throughout the year and generally paid in the first quarter of the following year, and wages accruing since the last payroll date. Accrued interest consists primarily of interest accrued on the TransUnion Corp. bonds. The interest on these bonds is paid in June and December.

TransUnion Corp.

Other current liabilities at September 30, 2012, and December 31, 2011, consisted of the following:

(in millions)	TransUnion Corp. Successor September 30, 2012	TransUnion Corp. Predecessor December 31, 2011
Payable to parent, TransUnion Holding	$51.5	$—
Accrued payroll	53.9	55.1
Accrued interest	22.6	5.0
Deferred revenue	7.3	13.0
Accrued liabilities	5.9	5.6
Accrued employee benefits	8.6	8.7
Other	10.7	12.8

Total other current liabilities	$160.5	$100.2

Payable to parent, TransUnion Holding, increased $51.5 million from December 31, 2011, due to advances received from TransUnion Holding in connection with the 2012 Change in Control Transaction. This balance eliminates on the consolidated TransUnion Holding balance sheet. Accrued interest increased $17.6 million from December 31, 2011, due to accrued interest on the TransUnion Corp. bonds, which is paid each June and December. Deferred revenue decreased $5.7 million from December 31, 2011, primarily due to a purchase accounting fair value adjustment to the carrying value of deferred revenue.

11. Other liabilities

TransUnion Holding

Other liabilities at September 30, 2012, consisted of the following:

(in millions)	TransUnion Holding September 30, 2012
Deferred income taxes	$649.3
Retirement benefits	10.3
Unrecognized tax benefits	4.8
Other	6.2

Total other liabilities	$670.6

Deferred income taxes consist primarily of the liability resulting from purchase accounting fair value adjustments of assets acquired and liabilities assumed for financial statement purposes but not for tax purposes due to the 2012 Change in Control Transaction, and taxes accrued under ASC 740-30 on unremitted foreign earnings as further discussed in Note 13, “Income Taxes.”

TransUnion Corp.

Other liabilities at September 30, 2012, and December 31, 2011, consisted of the following:

(in millions)	TransUnion Corp. Successor September 30, 2012	TransUnion Corp. Predecessor December 31, 2011
Deferred income taxes	$630.9	$39.9
Retirement benefits	10.3	9.6
Unrecognized tax benefits	4.7	3.2
Other	6.2	0.6

Total other liabilities	$652.1	$53.3

Deferred income taxes increased $591.0 million from December 31, 2011, primarily due to the purchase accounting fair value adjustments of assets acquired and liabilities assumed for financial statement purposes, but not for tax purposes, as a result of the 2012 Change in Control Transaction and taxes accrued under ASC 740-30 on unremitted foreign earnings as further discussed in Note 13, “Income Taxes.”

12. Debt

Debt outstanding at September 30, 2012, and December 31, 2011, consisted of the following:

(in millions)	TransUnion Holding September 30, 2012	TransUnion Corp. Successor September 30, 2012	TransUnion Corp. Predecessor December 31, 2011
Senior secured term loan, payable in quarterly installments through February 10, 2018, including variable interest (5.50% at September 30, 2012) at LIBOR or alternate base rate, plus applicable margin	$935.8	$935.8	$942.9
Senior secured revolving line of credit, due on February 10, 2017, variable interest (5.11% weighted average at September 30, 2012) at LIBOR or alternate base rate, plus applicable margin	—	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum, including unamortized fair value adjustment at September 30, 2012 of $117.6	762.6	762.6	645.0
Senior unsecured PIK toggle private placement notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum	600.0	—	—
RFC loan due December 15, 2018, excluding imputed interest of 11.625%	—	—	10.3
Note payable for 2007 acquisition, payable in annual installments through 2012, excluding imputed interest of 4.69%	—	—	0.9
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	0.9	0.9	1.8
Capital lease obligations	0.2	0.2	0.3

Total debt	$2,299.5	$1,699.5	$1,601.2
Less short-term debt and current maturities	(10.5)	(10.5)	(21.8)

Total long-term debt	$2,289.0	$1,689.0	$1,579.4

Interest expense for the periods presented consisted of the following:

(in millions)	TransUnion Holding Inception Through September 30, 2012	Successor TransUnion Corp. Five Months Ended September 30, 2012	Predecessor TransUnion Corp. Four Months Ended April 30, 2012	Predecessor TransUnion Corp. Nine Months Ended September 30, 2011
Senior secured term loan:
Cash and other interest	$21.9	$21.9	$15.1	$36.3
Amortized interest	—	—	0.5	1.7

Total interest expense	$21.9	$21.9	$15.6	$38.0
Senior secured revolving line of credit:
Cash and other interest	$—	$—	$—	$—
Amortized interest	—	—	—	—

Total interest expense	$—	$—	$—	$—
Senior notes:
Cash and other interest	$30.6	$30.6	$24.5	$55.0
Amortized interest	—	—	0.6	1.3
Amortized purchase accounting fair value adjustment	(6.6)	(6.6)	—	—

Total interest expense	$24.0	$24.0	$25.1	$56.3
Senior unsecured PIK toggle private placement notes:
Cash and other interest	$30.4	$—	$—	$—
Amortized interest	1.0	—	—	—

Total interest expense	$31.4	$—	$—	$—
Other:
Cash and other interest	$0.1	$0.1	$(0.2)	$0.6
Total cash and other interest	$83.0	$52.6	$39.4	$91.9
Total amortized interest	$1.0	$—	$1.1	$3.0
Total amortized purchase accounting fair value adjustment	$(6.6)	$(6.6)	$—	$—

Total interest	$77.4	$46.0	$40.5	$94.9

Loan fees, included in other income and expense, for the periods presented consisted the following:

(in millions)	TransUnion Holding Inception Through September 30, 2012	Successor TransUnion Corp. Five Months Ended September 30, 2012	Predecessor TransUnion Corp. Four Months Ended April 30, 2012	Predecessor TransUnion Corp. Nine Months Ended September 30, 2011
Senior secured term loan:
Loss on early extinguishment of debt	$—	$—	$—	$59.3
Other loan fees	0.1	0.1	—	0.1

Total	$0.1	$0.1	$—	$59.4
Senior secured revolving line of credit:
Unused revolving line of credit fees	$0.5	$0.5	$0.3	$0.8
Amortized deferred financing fees	—	—	0.1	0.3

Total	$0.5	$0.5	$0.4	$1.1
Other debt:
Other loan fees	$—	$—	$2.7	$0.1

Total loan fees	$0.6	$0.6	$3.1	$60.6

See Note 17, “Subsequent Event,” for information about our debt subsequent to September 30, 2012.

TransUnion Holding

Senior unsecured PIK toggle notes

In connection with the acquisition of TransUnion Corp., TransUnion Holding issued senior unsecured PIK toggle private placement notes (the “Notes”) to certain private investors on March 21, 2012. TransUnion Holding is required to pay interest on the Notes in cash unless certain conditions described in the indenture governing the Notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the Notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.

In connection with the issuance of the Notes, we entered into a registration rights agreement that required us to exchange the Notes for an equal amount of notes registered with the SEC. We filed the Registration Statement on Form S-4 for the notes with the SEC on August 31, 2012, and the related prospectus on September 6, 2012. All of the notes were exchanged in the exchange offer. The registration of the notes did not change any of the terms of the notes, other than lifting transfer restrictions on the notes.

The indenture governing the Notes contains nonfinancial covenants that include restrictions on our ability to pay dividends or distributions, repurchase equity, prepay junior debt, make certain investments, incur additional debt, issue certain stock, incur liens on property, merge, consolidate or sell certain assets, enter into transactions with affiliates, and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company. We are in compliance with all covenants under the indenture.

Transunion Corp.

Senior secured credit facility

In connection with the 2010 Change in Control Transaction discussed in Note 2, “Change in Control,” of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, on June 15, 2010, the Company entered into a senior secured credit facility with various lenders. On February 10, 2011, the Company refinanced its senior secured credit facility. In connection with the refinancing, the Company recorded a loss on the early extinguishment of debt as shown in the table above and incurred additional deferred financing fees. In connection with the 2012 Change in Control Transaction, the deferred financing fees were adjusted to their fair value of zero.

With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which TransUnion Corp. has outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments. The credit facility restrictions and covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all of the loan covenants.

On April 30, 2012, we entered into swap agreements that will effectively fix the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at September 30, 2012, was $500 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of September 30, 2012, was a liability of $5.4 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of September 30, 2012, of $3.4 million was included in accumulated other comprehensive income (loss). Through September 30, 2012, there were no gains or losses related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instruments begin on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

Senior notes

In connection with the 2010 Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued senior notes. The indenture governing the senior notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments. We are in compliance with all covenants under the indenture. As a result of the 2012 Change in Control Transaction, a purchase accounting adjustment of $124.2 million was recorded to increase the senior notes to fair value. This purchase accounting adjustment is being amortized to interest expense over the remaining term of the notes.

13. Income Taxes

Effective January 1, 2012, the look-through rule under subpart F of the U.S. Internal Revenue Code expired. The subpart F provisions require U.S. corporate shareholders to recognize current U.S. taxable income from passive income at certain foreign subsidiaries, such as dividends earned, regardless of whether that income is further remitted to the U.S. The look-through rule had provided an exception to this recognition for subsidiary passive income attributable to an active business. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur under subpart F if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S. In calculating the tax expense on unremitted foreign earnings, we offset the increase in tax with the benefit of related foreign tax credits. The increase in tax deductible transaction costs incurred in connection with the 2012 Change in Control Transaction significantly reduced the amount of foreign tax credits available to offset our tax expense, including the tax on unremitted foreign earnings. For both the 2010 and the 2012 Change in Control Transactions, there were transaction costs incurred that were expensed for GAAP accounting purposes under ASC 805, but considered non-deductible for tax purposes.

TransUnion Holding

The effective tax rate was 27.8% for the three months ended September 30, 2012. This rate was lower than the 35% U.S. federal statutory rate primarily due to a favorable tax rate differential on the company’s foreign earnings.

The effective tax rate was 52.6% for the period from the date of inception through September 30, 2012. This rate was higher than the 35% U.S. federal statutory rate primarily due to the lapse of the look-through rule and non-deductible transaction costs related to the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the company’s foreign earnings.

The total amount of unrecognized tax benefits as of September 30, 2012 was $4.8 million and this same amount would affect the effective tax rate, if recognized, as of that date. The accrued interest payable for taxes as of September 30, 2012, was $0.5 million. There was no significant liability for tax penalties as of September 30, 2012. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

TransUnion Corp.

As a result of the 2012 Change in Control Transaction, TransUnion Corp. has two taxable years in 2012, one for the Predecessor and one for the Successor. TransUnion Corp.’s current and deferred taxes have been allocated as if it were a separate taxpayer, notwithstanding that it will join in the consolidated federal income tax return of TransUnion Holding after April 30, 2012.

The effective tax rate was 32.4% for the three months ended September 30, 2012. This rate was lower than the 35% U.S. federal statutory rate primarily due to a favorable tax rate differential on the company’s foreign earnings.

The effective tax rate was 36.4% for the five months ended September 30, 2012. This rate was higher than the 35% U.S. federal statutory rate primarily due to the lapse of the look-through rule and state taxes, partially offset by a favorable tax rate differential on the company’s foreign earnings.

For the four months ended April 30, 2012, we reported a loss from continuing operations before income taxes. The 18% effective tax benefit rate for this period was lower than the 35% U.S. federal statutory rate primarily due to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

The effective tax rate for the three months and nine months ended September 30, 2011, was 28.4% and 13.8%, respectively. These rates were lower than the 35% U.S. federal statutory rate primarily due to additional foreign tax credits we were able to use, the adjustment to unrecognized tax benefits resulting from the settlement of certain audits and, for the nine months ended September 30, 2011, additional tax-deductible transaction costs resulting from our analysis of the fees incurred in the 2010 Change in Control Transaction.

The total amount of unrecognized tax benefits as of September 30, 2012, and December 31, 2011, was $4.6 million and $3.2 million, respectively, and those same amounts would affect the effective tax rate, if recognized, as of those respective dates. The accrued interest payable for taxes was $0.5 million as of both September 30, 2012, and December 31, 2011. There was no significant liability for tax penalties as of September 30, 2012, or December 31, 2011. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

14. Operating Segments

Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies,” of our audited financial statements for 2011 included in TransUnion Corp.’s Annual Report on Form 10-K, filed with the SEC.

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

Selected financial information of TransUnion Corp.’s Successor for the three months and five months ended September 30, 2012, and for TransUnion Corp.’s Predecessor for the four months ended April 30, 2012, and TransUnion Corp.’s Predecessor three and nine months ended September 30, 2011, consisted of the following:

	TransUnion Corp. Successor				TransUnion Corp. Predecessor
	Three Months Ended September 30, 2012		Five Months Ended September 30, 2012		Four Months Ended April 30, 2012
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$186.1	$47.5	$309.4	$80.8	$238.1	$33.2
International	59.8	9.9	97.3	13.0	76.6	5.3
Interactive	45.8	20.4	75.9	31.4	58.3	13.0
Corporate	—	(16.2)	—	(26.7)	—	(51.7)

Total	$291.7	$61.6	$482.6	$98.5	$373.0	$(0.2)

	TransUnion Corp. Predecessor
	Three Months Ended September 30, 2011		Nine Months Ended September, 2011
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$171.4	$52.4	$496.7	$138.9
International	58.9	19.1	163.7	49.9
Interactive	37.3	16.0	110.6	39.7
Corporate	—	(14.7)	—	(40.1)

Total	$267.6	$72.8	$771.0	$188.4

In addition, TransUnion Holding incurred $0.3 million and $0.7 million of additional Corporate expenses for the three months ended September 30, 2012, and from the date of inception through September 30, 2012, respectively.

A reconciliation of operating income (loss) to income (loss) from continuing operations before income tax of TransUnion Corp. Successor for the three and five months ended September 30, 2012, and for the Predecessor for the four months ended April 30, 2012, and the three and nine months ended September 30, 2011, was as follows:

	TransUnion Corp. Successor		TransUnion Corp. Predecessor
(in millions)	Three Months Ended September 30, 2012	Five Months Ended September 30, 2012	Four Months Ended April 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Operating income (loss) from segments	$61.6	$98.5	$(0.2)	$72.8	$188.4
Non-operating income and expense	(27.6)	(45.5)	(63.7)	(31.9)	(152.1)

Income (loss) from continuing operations before income taxes	$34.0	$53.0	$(63.9)	$40.9	$36.3

Other income and expense, net, included earnings (losses) from equity method investments of TransUnion Corp. Successor for the three and five months ended September 30, 2012, and for TransUnion Corp. Predecessor for the four months ended April 30, 2012, and the three and nine months ended September 30, 2011, was as follows:

	TransUnion Corp. Successor		TransUnion Corp. Predecessor
(in millions)	Three Months Ended September 30, 2012	Five Months Ended September, 2012	Four Months Ended April 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
U.S. Information Services	$0.4	$0.7	$0.5	$0.3	$0.8
International	2.5	4.6	3.6	2.4	8.5
Interactive	—	—	—	—	—

Total	$2.9	$5.3	$4.1	$2.7	$9.3

15. Stock-Based Compensation

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

In connection with the 2012 Change in Control Transaction, the Company adopted the TransUnion Holding Company, Inc. 2012 Management Equity Plan under which stock-based awards may be issued to executive officers, employees and independent directors of the Company. A total of 8.3 million shares have been authorized for grant under the plan.

During the third quarter of 2012, the Company granted 4.9 million stock options, 0.9 million stock appreciation rights (“SARs”) and less than 0.1 million restricted stock awards under the 2012 Management Equity Plan. The stock options and SARs have a ten-year term and an exercise price of $10.07 per share, which was equal to fair value of the underlying stock of TransUnion Holding. Of the stock options and SARs granted, 40% vest based on the passage of time (service condition awards), and 60% vest based on the passage of time and meeting certain market conditions (market condition awards). Service condition awards vest over a five-year service period, with 20% vesting on either the first anniversary of the 2012 Change in Control Transaction or one year after the grant date, and 5% vesting each quarter thereafter. Market condition awards vest according to the scheduled vesting of service condition awards, but are contingent on meeting the market conditions.

The service condition stock options had a grant date fair value of $5.24 per share, measured using the Black-Scholes valuation model with the following assumptions: expected volatility of 55% based on comparable company volatility; expected life of 6.22 years using the simplified method described in SAB No. 110 because we do not have historical data related to exercise behavior; risk-free rate of return of 0.87% derived from the constant maturity treasury curve for a term matching the expected life of the award; and an expected dividend yield of zero. The market condition stock options had a weighted average grant date fair value of $4.16 per share, measured using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition stock options. The SARs provide for cash settlement and are being accounted for as liability awards with expense recognized based on percentage of requisite service rendered at the end of each reporting period in accordance with ASC 718-30-30-3.

For the three months ended September 30, 2012, and the date of inception through September 30, 2012, TransUnion Holding recognized stock-based compensation of $0.8 million and $1.2 million, respectively. For the three and five months ended September 30, 2012, TransUnion Corp. recognized $0.8 million of stock-based compensation.

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

17. Subsequent Event

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% Senior PIK Toggle notes due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. In connection with the issuance of these notes, TransUnion Holding successfully completed a Consent Solicitation to amend the indenture governing its Senior PIK Toggle notes. The amendment permitted the issuance of the additional $400 million indebtedness and allowed TransUnion Holding to make a dividend payment to its shareholders. The new notes contain a registration rights agreement that will require us to exchange the notes for an equal amount of notes registered with the SEC. The indenture governing these notes and the nonfinancial covenants are substantially similar to the outstanding senior unsecured PIK toggle notes described in Note 12, “Debt.” The proceeds were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the new debt and obtaining consents from our existing debt holders. In order to maintain the value of outstanding stock options, our board of directors has authorized a repricing of the options to take into account the net decrease in equity resulting from the distribtution. In addition, as part of the transaction, on November 1, 2012, TransUnion LLC prepaid $10.0 million of the senior secured term loan with cash on hand.

18. Financial Statements of Guarantors

As discussed in Note 12, “Debt,” the obligations under the senior notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp. and certain wholly owned domestic subsidiaries of Trans Union LLC. TransUnion Holding does not guarantee the senior notes. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Balance Sheet - Successor

September 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Assets
Current assets:
Cash and cash equivalents	$59.0	$—	$—	$68.2	$—	$127.2
Trade accounts receivable, net	—	111.2	21.1	45.4	—	177.7
Due from (to) affiliates	31.4	(125.1)	42.3	56.9	(5.5)	—
Other current assets	7.0	46.6	0.4	6.9	—	60.9

Total current assets	97.4	32.7	63.8	177.4	(5.5)	365.8

Property, plant and equipment, net	—	89.5	8.1	15.6	—	113.2
Other marketable securities	—	11.1	—	—	—	11.1
Goodwill	(0.7)	1,223.0	333.2	185.3	—	1,740.8
Other intangibles, net	—	1,690.3	75.5	150.3	—	1,916.1
Other assets	1,530.6	1,011.2	2.5	50.8	(2,498.3)	96.8

Total assets	$1,627.3	$4,057.8	$483.1	$579.4	$(2,503.8)	$4,243.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$37.4	$19.1	$12.4	$—	$68.9
Current portion of long-term debt	—	9.5	—	6.5	(5.5)	10.5
Other current liabilities	84.1	49.4	7.8	19.2	—	160.5

Total current liabilities	84.1	96.3	26.9	38.1	(5.5)	239.9

Long-term debt	—	1,688.8	—	6.7	(6.5)	1,689.0
Other liabilities	(90.2)	670.5	12.4	59.4	—	652.1

Total liabilities	(6.1)	2,455.6	39.3	104.2	(12.0)	2,581.0

Redeemable noncontrolling interests	—	—	—	18.3	—	18.3

Total TransUnion Corp. stockholders’ equity	1,633.4	1,602.2	443.8	445.8	(2,491.8)	1,633.4
Noncontrolling interests	—	—	—	11.1	—	11.1

Total stockholders’ equity	1,633.4	1,602.2	443.8	456.9	(2,491.8)	1,644.5

Total liabilities and stockholders’ equity	$1,627.3	$4,057.8	$483.1	$579.4	$(2,503.8)	$4,243.8

TRANSUNION CORP. AND SUBSIDIARIES

Audited Consolidating Balance Sheet - Predecessor

December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Assets
Current assets:
Cash and cash equivalents	$34.6	$1.0	$0.1	$72.1	$—	$107.8
Trade accounts receivable, net	—	89.5	15.0	34.9	—	139.4
Due from (to) affiliates	19.7	(40.7)	3.0	18.0	—	—
Other current assets	9.2	41.8	—	4.4	—	55.4
Current assets of discontinued operations	—	—	—	0.1	—	0.1

Total current assets	63.5	91.6	18.1	129.5	—	302.7

Property, plant and equipment, net	—	73.5	9.4	26.1	—	109.0
Other marketable securities	—	10.3	—	—	—	10.3
Goodwill	—	6.3	189.9	79.0	—	275.2
Other intangibles, net	—	127.9	73.5	29.4	—	230.8
Other assets	(877.5)	526.3	2.4	39.4	387.2	77.8

Total assets	$(814.0)	$835.9	$293.3	$303.4	$387.2	$1,005.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.3	$46.0	$16.8	$12.0	$—	$75.1
Current portion of long-term debt	10.3	9.5	0.9	1.1	—	21.8
Other current liabilities	24.0	49.0	6.7	20.5	—	100.2
Current liabilities of discontinued operations	—	—	—	0.4	—	0.4

Total current liabilities	34.6	104.5	24.4	34.0	—	197.5

Long-term debt	—	1,578.4	—	7.5	(6.5)	1,579.4
Other liabilities	—	30.3	6.5	16.5	—	53.3

Total liabilities	34.6	1,713.2	30.9	58.0	(6.5)	1,830.2

Total TransUnion Corp. stockholders’ equity	(848.6)	(877.3)	262.4	221.2	393.7	(848.6)
Noncontrolling interests	—	—	—	24.2	—	24.2

Total stockholders’ equity	(848.6)	(877.3)	262.4	245.4	393.7	(824.4)

Total liabilities and stockholders’ equity	$(814.0)	$835.9	$293.3	$303.4	$387.2	$1,005.8

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income - Successor

For the Three Months Ended September 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$178.6	$61.1	$66.1	$(14.1)	$291.7

Operating expenses
Cost of services	—	73.7	27.4	19.7	(9.3)	111.5
Selling, general and administrative	—	49.6	13.2	17.8	(5.1)	75.5
Depreciation and amortization	—	35.5	1.6	6.0	—	43.1

Total operating expenses	—	158.8	42.2	43.5	(14.4)	230.1

Operating income	—	19.8	18.9	22.6	0.3	61.6

Non-operating income and expense
Interest expense	—	(27.7)	—	—	0.1	(27.6)
Interest income	—	0.1	—	0.6	(0.1)	0.6
Other income and (expense), net	27.6	36.0	0.1	(3.1)	(61.2)	(0.6)

Total non-operating income and expense	27.6	8.4	0.1	(2.5)	(61.2)	(27.6)

Income (loss) before income taxes	27.6	28.2	19.0	20.1	(60.9)	34.0

Provision for income taxes	(6.8)	(0.5)	(0.2)	(3.5)	—	(11.0)

Net income (loss)	20.8	27.7	18.8	16.6	(60.9)	23.0

Less: net income attributable to noncontrolling interests	—	—	—	(2.2)	—	(2.2)

Net income (loss) attributable to TransUnion Corp.	$20.8	$27.7	$18.8	$14.4	$(60.9)	$20.8

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Successor

For the Three Months Ended September 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$20.8	$27.7	$18.8	$16.6	$(60.9)	$23.0

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(1.2)	—	(1.2)
Net unrealized loss on hedges	—	(1.4)	—	—	—	(1.4)

Total other comprehensive income (loss), net of tax	—	(1.4)	—	(1.2)	—	(2.6)

Comprehensive income (loss)	20.8	26.3	18.8	15.4	(60.9)	20.4
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.3)	—	(2.3)

Comprehensive income (loss) attributable to TransUnion Corp.	$20.8	$26.3	$18.8	$13.1	$(60.9)	$18.1

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income - Successor

For the Five Months Ended September 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$295.5	$103.5	$109.8	$(26.2)	$482.6

Operating expenses
Cost of services	—	125.4	45.5	32.8	(17.5)	186.2
Selling, general and administrative	0.1	80.8	24.4	29.7	(9.2)	125.8
Depreciation and amortization	—	59.2	4.8	8.1	—	72.1

Total operating expenses	0.1	265.4	74.7	70.6	(26.7)	384.1

Operating income (loss)	(0.1)	30.1	28.8	39.2	0.5	98.5

Non-operating income and expense
Interest expense	—	(46.0)	—	(0.1)	0.1	(46.0)
Interest income	—	0.1	—	0.7	(0.1)	0.7
Other income and (expense), net	41.7	58.3	—	(3.3)	(96.9)	(0.2)

Total non-operating income and expense	41.7	12.4	—	(2.7)	(96.9)	(45.5)

Income (loss) before income taxes	41.6	42.5	28.8	36.5	(96.4)	53.0

Provision for income taxes	(11.2)	(0.5)	(0.2)	(7.4)	—	(19.3)

Net income (loss)	30.4	42.0	28.6	29.1	(96.4)	33.7

Less: net income attributable to noncontrolling interests	—	—	—	(3.3)	—	(3.3)

Net income (loss) attributable to TransUnion Corp.	$30.4	$42.0	$28.6	$25.8	$(96.4)	$30.4

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Successor

For the Five Months Ended September 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$30.4	$42.0	$28.6	$29.1	$(96.4)	$33.7

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(7.6)	—	(7.6)
Net unrealized loss on hedges	—	(3.4)	—	—	—	(3.4)

Total other comprehensive income (loss), net of tax	—	(3.4)	—	(7.6)	—	(11.0)

Comprehensive income (loss)	30.4	38.6	28.6	21.5	(96.4)	22.7
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.6)	—	(2.6)

Comprehensive income (loss) attributable to TransUnion Corp.	$30.4	$38.6	$28.6	$18.9	$(96.4)	$20.1

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income - Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$228.7	$82.5	$84.6	$(22.8)	$373.0

Operating expenses
Cost of services	—	122.6	36.1	29.6	(16.3)	172.0
Selling, general and administrative	0.1	120.0	30.5	28.3	(6.9)	172.0
Depreciation and amortization	—	19.8	5.9	3.5	—	29.2

Total operating expenses	0.1	262.4	72.5	61.4	(23.2)	373.2

Operating income (loss)	(0.1)	(33.7)	10.0	23.2	0.4	(0.2)

Non-operating income and expense
Interest expense	(0.3)	(40.2)	—	(0.3)	0.3	(40.5)
Interest income	0.3	0.3	—	0.3	(0.3)	0.6
Other income and (expense), net	(72.7)	23.4	—	(0.4)	25.9	(23.8)

Total non-operating income and expense	(72.7)	(16.5)	—	(0.4)	25.9	(63.7)

Income (loss) before income taxes	(72.8)	(50.2)	10.0	22.8	26.3	(63.9)

(Provision) benefit for income taxes	17.9	(1.6)	—	(4.8)	—	11.5

Net income (loss)	(54.9)	(51.8)	10.0	18.0	26.3	(52.4)

Less: net income attributable to noncontrolling interests	—	—	—	(2.5)	—	(2.5)

Net income (loss) attributable to TransUnion Corp.	$(54.9)	$(51.8)	$10.0	$15.5	$26.3	$(54.9)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)

Other comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	2.5	—	2.5

Total other comprehensive income, net of tax	—	—	—	2.5	—	2.5

Comprehensive income (loss)	(54.9)	(51.8)	10.0	20.5	26.3	(49.9)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)

Comprehensive income (loss) attributable to TransUnion Corp.	$(54.9)	$(51.8)	$10.0	$17.7	$26.3	$(52.7)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Three Months Ended September 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$167.5	$52.2	$62.6	$(14.7)	$267.6

Operating expenses
Cost of services	—	74.0	21.1	21.4	(10.1)	106.4
Selling, general and administrative	0.1	43.3	14.4	14.1	(4.9)	67.0
Depreciation and amortization	—	15.5	4.1	1.8	—	21.4

Total operating expenses	0.1	132.8	39.6	37.3	(15.0)	194.8

Operating income (loss)	(0.1)	34.7	12.6	25.3	0.3	72.8

Non-operating income and expense
Interest expense	(0.3)	(30.2)	—	(0.1)	—	(30.6)
Interest income	—	—	—	0.2	—	0.2
Other income and (expense), net	33.2	27.7	—	(2.2)	(60.2)	(1.5)

Total non-operating income and expense	32.9	(2.5)	—	(2.1)	(60.2)	(31.9)

Income (loss) from continuing operations before income taxes	32.8	32.2	12.6	23.2	(59.9)	40.9

Benefit (provision) for income taxes	(5.7)	1.0	—	(6.9)	—	(11.6)

Income (loss) from continuing operations	27.1	33.2	12.6	16.3	(59.9)	29.3

Discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	27.1	33.2	12.6	16.3	(59.9)	29.3
Less: net income attributable to noncontrolling interests	—	—	—	(2.2)	—	(2.2)

Net income (loss) attributable to TransUnion Corp.	$27.1	$33.2	$12.6	$14.1	$(59.9)	$27.1

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Predecessor

For the Three Months Ended September 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$27.1	$33.2	$12.6	$16.3	$(59.9)	$29.3

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(14.2)	—	(14.2)

Total other comprehensive income (loss), net of tax	—	—	—	(14.2)	—	(14.2)

Comprehensive income (loss)	27.1	33.2	12.6	2.1	(59.9)	15.1
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(0.9)	—	(0.9)

Comprehensive income (loss) attributable to TransUnion Corp.	$27.1	$33.2	$12.6	$1.2	$(59.9)	$14.2

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income

For the Nine Months Ended September 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$480.7	$155.8	$179.5	$(45.0)	$771.0

Operating expenses
Cost of services	—	222.3	66.7	60.0	(30.6)	318.4
Selling, general and administrative	0.1	123.2	49.4	42.2	(15.4)	199.5
Depreciation and amortization	—	46.5	12.8	5.4	—	64.7

Total operating expenses	0.1	392.0	128.9	107.6	(46.0)	582.6

Operating income (loss)	(0.1)	88.7	26.9	71.9	1.0	188.4

Non-operating income and expense
Interest expense	(1.0)	(93.7)	—	(0.2)	—	(94.9)
Interest income	—	—	—	0.5	—	0.5
Other income and (expense), net	10.0	16.2	—	(3.6)	(80.3)	(57.7)

Total non-operating income and expense	9.0	(77.5)	—	(3.3)	(80.3)	(152.1)

Income (loss) from continuing operations before income taxes	8.9	11.2	26.9	68.6	(79.3)	36.3

Benefit (provision) for income taxes	15.6	(1.2)	—	(19.4)	—	(5.0)

Income (loss) from continuing operations	24.5	10.0	26.9	49.2	(79.3)	31.3

Discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)

Net income (loss)	24.5	10.0	26.9	48.7	(79.3)	30.8
Less: net income attributable to noncontrolling interests	—	—	—	(6.3)	—	(6.3)

Net income (loss) attributable to TransUnion Corp.	$24.5	$10.0	$26.9	$42.4	$(79.3)	$24.5

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income - Predecessor

For the Nine Months Ended September 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$24.5	$10.0	$26.9	$48.7	$(79.3)	$30.8

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(14.8)	—	(14.8)

Total other comprehensive income (loss), net of tax	—	—	—	(14.8)	—	(14.8)

Comprehensive income (loss)	24.5	10.0	26.9	33.9	(79.3)	16.0
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(4.8)	—	(4.8)

Comprehensive income (loss) attributable to TransUnion Corp.	$24.5	$10.0	$26.9	$29.1	$(79.3)	$11.2

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows - Successor

For the Five Months Ended September 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash provided by operating activities	$24.1	$28.0	$4.4	$20.6	$—	$77.1

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(19.0)	(4.4)	(2.8)	—	(26.2)
Investments in trading securities	—	(0.3)	—	—	—	(0.3)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(10.5)	—	(10.5)
Proceeds from notes receivable	—	—	—	3.9	(3.9)	—
Other	—	—	—	(1.5)	—	(1.5)

Cash used in investing activities	—	(19.3)	(4.4)	(10.9)	(3.9)	(38.5)

Cash flows from financing activities:
Repayments of debt	—	(8.7)	—	—	3.9	(4.8)
Change in control transaction fees	(0.3)	—	—	—	—	(0.3)
Other	—	—	—	(2.1)	—	(2.1)

Cash provided by (used in) financing activities	(0.3)	(8.7)	—	(2.1)	3.9	(7.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)

Net change in cash and cash equivalents	23.8	—	—	7.0	—	30.8
Cash and cash equivalents, beginning of period	35.2	—	—	61.2	—	96.4

Cash and cash equivalents, end of period	$59.0	$—	$—	$68.2	$—	$127.2

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows - Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash provided by (used in) operating activities	$34.8	$(3.5)	$4.5	$16.5	$0.1	$52.4

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(15.6)	(3.6)	(1.2)	—	(20.4)
Proceeds from sale of trading securities	—	1.1	—	—	—	1.1
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Proceeds from notes receivable	—	22.6	—	—	(22.6)	—
Issuance of notes receivable	—	—	—	(4.1)	4.1	—
Other	—	—	(0.1)	1.0	—	0.9

Cash provided by (used in) investing activities	—	7.0	(3.7)	(4.4)	(18.5)	(19.6)

Cash flows from financing activities:
Repayments of debt	(10.3)	(2.5)	(0.9)	(23.5)	22.6	(14.6)

Debt financing fees	—	(6.1)	—	—	—	(6.1)
Distribution of merger consideration	(1.3)	—	—	—	—	(1.3)
Change in control transaction fees	(20.9)	—	—	—	—	(20.9)
Proceeds from issuance of debt	—	4.1	—	—	(4.1)	—
Other	(1.7)	—	—	(0.3)	(0.1)	(2.1)

Cash provided by (used in) financing activities	(34.2)	(4.5)	(0.9)	(23.8)	18.4	(45.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net change in cash and cash equivalents	0.6	(1.0)	(0.1)	(10.9)	—	(11.4)
Cash and cash equivalents, beginning of period	34.6	1.0	0.1	72.1	—	107.8

Cash and cash equivalents, end of period	$35.2	$—	$—	$61.2	$—	$96.4

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows - Predecessor

For the Nine Months Ended September 30, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash provided by operating activities	$16.0	$61.9	$5.0	$53.4	$—	$136.3

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(47.4)	(4.0)	(5.0)	—	(56.4)
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Proceeds from sale of trading securities	—	9.9	—	—	—	9.9
Investments in held-to-maturity securities	—	—	—	(6.3)	—	(6.3)
Proceeds from held-to-maturity securities	—	—	—	6.3	—	6.3
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(4.2)	—	(4.2)
Other	0.3	(2.5)	(0.3)	(0.4)	—	(2.9)

Cash provided by (used in) investing activities	0.3	(41.1)	(4.3)	(9.6)	—	(54.7)

Cash flows from financing activities:
Proceeds from senior secured credit facility	—	950.0	—	—	—	950.0
Extinguishment of senior secured credit facility	—	(945.2)	—	—	—	(945.2)
Prepayment fee on early extinguishment of senior secured credit facility	—	(9.5)	—	—	—	(9.5)
Repayments of debt	(3.9)	(4.8)	(0.7)	—	—	(9.4)
Distribution of merger consideration	(0.2)	—	—	—	—	(0.2)
Debt financing fees	—	(11.3)	—	—	—	(11.3)
Other	1.3	—	—	(3.6)	—	(2.3)

Cash used in financing activities	(2.8)	(20.8)	(0.7)	(3.6)	—	(27.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.9)	—	(3.9)

Net change in cash and cash equivalents	13.5	—	—	36.3	—	49.8
Cash and cash equivalents, beginning of period	81.4	—	—	49.8	—	131.2

Cash and cash equivalents, end of period	$94.9	$—	$—	$86.1	$—	$181.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of TransUnion Holding’s and TransUnion Corp.’s financial condition and results of operations is provided on a combined basis as a supplement to, and should be read in conjunction with, TransUnion Holding’s audited consolidated financial statements, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Registration Statement on Form S-4 declared effective by the SEC on September 6, 2012, and TransUnion Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Form 10-Q.

References in this discussion and analysis to the “Company,” “we,” “us,” and “our” refer to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp., or to TransUnion Corp. and its subsidiaries for periods prior to the formation of TransUnion Holding. When appropriate, TransUnion Holding and TransUnion Corp. are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Where the information provided in this discussion and analysis is substantially the same for each company, such information has been combined. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part 1, Item I, “Financial Statements.”

We operate TransUnion Holding and TransUnion Corp. as one business, with one management team. Management believes combining this discussion and analysis provides the following benefits:

•	Enhances investors’ understanding of TransUnion Holding and TransUnion Corp. by enabling investors to view the business as a whole, the same manner as management views and operates the business;

•	Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the Company’s disclosures apply to both TransUnion Holding and TransUnion Corp.; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

Recent Developments

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% Senior PIK Toggle notes due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. In connection with the issuance of these notes, TransUnion Holding successfully completed a Consent Solicitation to amend the indenture governing its 9.625%/10.375% Senior PIK Toggle notes. The amendment permitted the issuance of the additional $400 million indebtedness and allowed TransUnion Holding to make a dividend payment to its shareholders and increased the interest rate applicable to the notes by 0.50% if, prior to June 15, 2015 (a) the Notes are rated Caa1 or lower by Moody’s Investors Service, Inc. and CCC+ or lower by Standard & Poor’s, and (b) the Consolidated Debt Ratio as defined in the Consent Solicitation Statement is greater than or equal to 5.50 to 1.00. The new notes are subject to a registration rights agreement that will require us to exchange the notes for an equal amount of notes registered with the SEC. The indenture governing these notes and the nonfinancial covenants are substantially similar to the outstanding senior unsecured PIK toggle notes described in Note 12, “Debt.” The proceeds were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the new debt and obtaining consents from our existing debt holders. In addition, as part of the transaction, on November 1, 2012, TransUnion LLC prepaid $10.0 million of the senior secured term loan with cash on hand.

On April 30, 2012, pursuant to the Merger Agreement, TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp. for the aggregate purchase price of was $1,592.7 million plus the assumption of existing debt. In connection with the acquisition, all existing stockholders of TransUnion Corp. received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. Certain members of management continue to hold equity interests in the form of TransUnion Holding common stock. To partially fund the acquisition, TransUnion Holding raised $600 million of debt in the form of senior unsecured PIK toggle private placement notes at a fixed cash interest rate of 9.625% and a fixed PIK interest rate of 10.375%, due June 15, 2018. TransUnion Holding is owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSCP and 1% by members of management.

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. As a result, the Company recorded a significant increase in the basis of assets and liabilities, including intangibles, that resulted in additional amortization expense and other adjustments in the current period. See Part I, Item 1, Note 2 “2012 Change in Control Transaction,” for additional information.

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

Factors Affecting Our Results of Operations

The following are certain key factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. During 2011 and the first nine months of 2012, in the United States and other markets, we continued to see signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, increased auto loans and an increase in demand for our credit marketing services. These factors helped drive improved financial results in all of our segments during 2012. The economic and market improvements, however, were tempered by continuing consumer uncertainty as concerns over both continuing high unemployment and a stagnant housing market have pressured growth in our businesses.

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

•

On May 29, 2012, we acquired an 85% ownership interest in Credit Reference Bureau (Holdings) Limited (CRB). CRB operates collections and credit bureau businesses and has locations in eight African countries, giving us a strategic presence into seven new African countries. The results of operations of CRB, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

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

•

On December 20, 2011, we acquired an additional 7.51% ownership interest in Credit Information Bureau (India) Limited (“CIBIL”), the first credit bureau in India, bringing our total ownership to 27.5%. CIBIL operates using TransUnion software and was started by us and our India partners in 2003.

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

Results of Operations

TransUnion Holding’s consolidated September 30, 2012, year-to-date results include the stand-alone results of TransUnion Holding from the date of inception through September 30, 2012, and the consolidated results of TransUnion Corp. and subsidiaries after April 30, 2012, the date of acquisition.

As a result of the 2012 Change in Control Transaction, TransUnion Corp.’s historical financial statements are presented on a Successor and Predecessor basis. Periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp. prior to the 2012 Change in Control Transaction (the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp. after the 2012 Change in Control Transaction (the “Successor”).

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

To facilitate comparability with the prior year three-month period, we present below TransUnion Holding consolidated results for three months ended September 30, 2012, compared to TransUnion Corp. consolidated results for the three months ended September 30, 2011. For comparability with the prior year nine-month period, we present below TransUnion Holding consolidated results from inception through September 30, 2012, combined with TransUnion Corp. Predecessor consolidated results for the four months ended April 30, 2012 (combined results for nine months), compared to TransUnion Corp. consolidated results for the nine months ended September 30, 2011. We present the information in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, than a presentation of separate historical results for TransUnion Holding and TransUnion Corp. Predecessor and Successor periods would provide. The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended September 30,
	2012	2011
(in millions)	TransUnion Holding	TransUnion Corp.	$ Change	% Change

Revenue	$291.7	$267.6	$24.1	9.0%

Operating expenses
Cost of services (exclusive of depreciation and amortization below)	111.5	106.4	5.1	4.8%
Selling, general and administrative	75.8	67.0	8.8	13.1%
Depreciation and amortization	43.1	21.4	21.7	101.4%

Total operating expenses	230.4	194.8	35.6	18.3%

Operating income (loss)	61.3	72.8	(11.5)	(15.8)%

Non-operating income and expense
Interest expense	(42.6)	(30.6)	(12.0)	(39.2)%
Interest income	0.6	0.2	0.4	nm
Other income and (expense), net	(0.6)	(1.5)	0.9	60.0%

Total non-operating income and expense	(42.6)	(31.9)	(10.7)	(33.5)%

Income (loss) from continuing operations before income taxes	18.7	40.9	(22.2)	(54.3)%
(Provision) benefit for income taxes	(5.2)	(11.6)	6.4	55.2%

Income (loss) from continuing operations	13.5	29.3	(15.8)	(53.9)%
Discontinued operations, net of tax	—	—	—	0.0%

Net income (loss)	13.5	29.3	(15.8)	(53.9)%
Less: net income attributable to noncontrolling interests	(2.2)	(2.2)	—	0.0%

Net income (loss) attributable to the Company	$11.3	$27.1	$(15.8)	(58.3)%

nm: not meaningful

	Nine Months Ended September 30,
	2012			2011
(in millions)	TransUnion Holding Date of Inception Through September 30, 2012	TransUnion Corp. Predecessor Four Months Ended April 30, 2012	Combined Nine Months Ended September 30, 2012	TransUnion Corp. Predecessor Nine Months Ended September 30, 2011	$ Change	% Change

Revenue	$482.6	$373.0	$855.6	$771.0	$84.6	11.0%

Operating expenses
Cost of services (exclusive of depreciation and amortization below)	186.2	172.0	358.2	318.4	39.8	12.5%
Selling, general and administrative	126.5	172.0	298.5	199.5	99.0	49.6%
Depreciation and amortization	72.1	29.2	101.3	64.7	36.6	56.6%

Total operating expenses	384.8	373.2	758.0	582.6	175.4	30.1%

Operating income (loss)	97.8	(0.2)	97.6	188.4	(90.8)	(48.2)%

Non-operating income and expense
Interest expense	(77.4)	(40.5)	(117.9)	(94.9)	(23.0)	(24.2)%
Interest income	0.7	0.6	1.3	0.5	0.8	nm
Other income and (expense), net	(15.4)	(23.8)	(39.2)	(57.7)	18.5	32.1%

Total non-operating income and expense	(92.1)	(63.7)	(155.8)	(152.1)	(3.7)	(2.4)%

Income (loss) from continuing operations before income taxes	5.7	(63.9)	(58.2)	36.3	(94.5)	nm
(Provision) benefit for income taxes	(3.0)	11.5	8.5	(5.0)	13.5	nm

Income (loss) from continuing operations	2.7	(52.4)	(49.7)	31.3	(81.0)	nm
Discontinued operations, net of tax	—	—	—	(0.5)	0.5	nm

Net income (loss)	2.7	(52.4)	(49.7)	30.8	(80.5)	nm
Less: net income attributable to noncontrolling interests	(3.3)	(2.5)	(5.8)	(6.3)	0.5	7.9%

Net income (loss) attributable to the Company	$(0.6)	$(54.9)	$(55.5)	$24.5	$(80.0)	nm

nm: not meaningful

The discussion below compares the TransUnion Holding consolidated results for three months ended September 30, 2012, to the TransUnion Corp. consolidated results for the three months ended September 30, 2011, and the TransUnion Holding consolidated results from inception through September 30, 2012, combined with the TransUnion Corp. Predecessor consolidated results for the four months ended April 30, 2012 (combined results for nine months), to the TransUnion Corp. consolidated results for the nine months ended September 30, 2011. Significant differences in the TransUnion Holding and TransUnion Corp. results of operations have been highlighted where appropriate.

Key Performance Measures

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three and nine months ended September 30, 2012 and 2011 these indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2012 Combined	2011 TransUnion Corp.	$ Change	% Change	2012 Combined	2011 TransUnion Corp.	$ Change	% Change
Revenue	$291.7	$267.6	$24.1	9.0%	$855.6	$771.0	$84.6	11.0%

Reconciliation of operating income to Adjusted Operating Income:
Operating income	$61.3	$72.8	$(11.5)	(15.8)%	$97.6	$188.4	$(90.8)	(48.2)%
Adjustments(1)	—	—	—	—	90.6	6.3	84.3	nm

Adjusted operating income(2)	$61.3	$72.8	$(11.5)	(15.8)%	$188.2	$194.7	$(6.5)	(3.3)%

Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA:
Net income (loss) attributable to the Company	$11.3	$27.1	$(15.8)	(58.3)%	$(55.5)	$24.5	$(80.0)	nm
Discontinued operations	—	—	—	—	—	0.5	(0.5)	(100.0)%

Net income (loss) from continuing operations attributable to the Company	$11.3	$27.1	$(15.8)	(58.3)%	$(55.5)	$25.0	$(80.5)	nm
Net interest expense	42.0	30.4	11.6	38.2%	116.6	94.4	22.2	23.5%
Income tax (benefit) provision	5.2	11.6	(6.4)	(55.2)%	(8.5)	5.0	(13.5)	nm
Depreciation and amortization(3)	43.1	21.4	21.7	101.4%	101.3	64.7	36.6	56.6%
Stock-based compensation	0.8	1.0	(0.2)	(20.0)%	2.8	3.5	(0.7)	(20.0)%
Other (income) and expense(4)	3.6	4.2	(0.6)	(14.3)%	49.0	67.3	(18.3)	(27.2)%
Adjustments(1)	—	—	—	—	90.6	6.3	84.3	nm

Adjusted EBITDA(2)	$106.0	$95.7	$10.3	10.8%	$296.3	$266.2	$30.1	11.3%

Other metrics:
Cash provided by operating activities of continuing operations of TransUnion Corp.	$65.8	$80.0	$(14.2)	(17.8)%	$129.5	$137.6	$(8.1)	(5.9)%
Capital expenditures	$18.8	$17.5	$1.3	7.4%	$46.6	$56.4	$(9.8)	(17.4)%

nm: not meaningful

(1)

For the nine months ended September 30, 2012, adjustments included $90.6 million of accelerated stock-based compensation and related expense resulting from the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.1 million; International $14.4 million; Interactive $2.3 million; and Corporate $32.8 million. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction. For the nine months ended September 30, 2011, adjustments included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge recorded in our USIS segment.

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

(3)

For the three and nine months ended September 30, 2012, operating income included additional depreciation and amortization as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction.

(4)

Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the nine months ended September 30, 2012, other income and expense included $41.9 million of acquisition-related expenses, primarily related to the 2012 Change in Control Transaction as discussed in Part I, Item 1, Note 2, “2012 Change in Control Transaction,” and the abandoned initial public offering process, and $7.1 million of other income and expense. Of the $41.9 million of acquisition-related expenses, $15.2 million was incurred by TransUnion Holding and $26.7 million was incurred by TransUnion Corp. For the nine months ended September 30, 2011, other income and expense included a $59.3 million loss on the early extinguishment of debt as a result of refinancing our senior secured credit facility in February 2011, and $8.0 million of other income and expense. See Part I, Item 1, Note 12, “Debt,” for further information about the refinancing.

Revenue

Total revenue increased $24.1 million and $84.6 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, due to increases in revenue in all operating segments as a result of improving economic conditions and revenue from our recent acquisitions of FHS, Crivo, and CRB, partially offset by the impact of weakening foreign currencies in our International segment. Revenue by segment for the three- and nine-month periods was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
U.S. Information Services:
Online Data Services	$128.4	$119.1	$9.3	7.8%	$375.5	$341.3	$34.2	10.0%
Credit Marketing Services	32.7	31.8	0.9	2.8%	99.5	95.4	4.1	4.3%
Decision Services	25.0	20.5	4.5	22.0%	72.5	60.0	12.5	20.8%

Total U.S. Information Services	186.1	171.4	14.7	8.6%	547.5	496.7	50.8	10.2%

International:
Developed markets	22.8	23.6	(0.8)	(3.4)%	68.2	67.1	1.1	1.6%
Emerging markets	37.0	35.3	1.7	4.8%	105.7	96.6	9.1	9.4%

Total International	59.8	58.9	0.9	1.5%	173.9	163.7	10.2	6.2%

Interactive	45.8	37.3	8.5	22.8%	134.2	110.6	23.6	21.3%

Total revenue	$291.7	$267.6	$24.1	9.0%	$855.6	$771.0	$84.6	11.0%

U.S. Information Services Segment

USIS revenue increased $14.7 million and $50.8 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, with increases in all platforms due to improved market conditions and the inclusion of revenue from our acquisition of FHS in October 2011.

Online Data Services

Online Data Services revenue increased $9.3 million and $34.2 million for the three- and nine-month periods, respectively, compared to the same periods in 2011, due to a 14.6% and 14.4% increase in online credit report unit volume in each respective period, primarily in the financial services market, as conditions in the consumer credit market continued to improve.

Credit Marketing Services

Credit Marketing Services revenue increased $0.9 million and $4.1 million for the three- and nine-month periods, respectively, compared to the same periods in 2011, due to an increase in demand for custom data sets and archive information as our customers’ increased their credit marketing programs.

Decision Services

Decision Services revenue increased $4.5 million and $12.5 million for the three- and nine-month periods, respectively, compared to the same periods in 2011, primarily due to an increase in insurance eligibility verification revenue in our healthcare market and an increase in revenue of 7.8% and 8.2% from our acquisition of FHS in each respective period.

International Segment

International revenue increased $0.9 million, or 1.5%, and $10.2 million, or 6.2%, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, with higher local currency revenue from increased volumes in all regions partially offset by a reduction of 7.3% and 7.4% in each respective period due to the impact of weakening foreign currencies. Revenue increased 9.7% and 9.5% in each respective period from our acquisition of Crivo and CRB. Excluding the impact of foreign currencies, revenue increased 9.7% and 14.9% in each respective period.

Developed Markets

Developed markets revenue decreased $0.8 million, or 3.4%, in the three-month period and increased $1.1 million, or 1.6%, for the nine-month period compared to the same periods in 2011. The decrease in the three-month period was due to lower volumes in Canada and a reduction of 1.0% due to the impact of a weakening Canadian dollar. The increase in the nine-month period was due to higher volumes in Canada and Hong Kong, partially offset by a decrease of 1.7% due to the impact of a weakening Canadian dollar.

Emerging Markets

Emerging markets revenue increased $1.7 million, or 4.8%, and $9.1 million, or 9.4%, for the three- and nine-month periods, respectively, compared to the same periods in 2011 with increased volumes in all regions, partially offset by a reduction of 11.7% and 11.5% in each respective period due to the impact of weakening foreign currencies, primarily the South African rand. Revenue increased 16.1% and 16.0% in each respective period from our acquisition of Crivo and CRB. Approximately 58% of the emerging markets revenue for the three- and nine-month periods ended September 30, 2012, was from South Africa.

Interactive Segment

Interactive revenue increased $8.5 million and $23.6 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. This increase was primarily due to an increase in the average number of subscribers in our indirect channel and an increase in our average revenue per subscriber in our direct channel in each period.

Operating expenses

Total operating expenses increased $35.6 million and $175.4 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase in the three-month period was primarily due to additional depreciation and amortization resulting from the purchase accounting fair value adjustments to tangible and intangible assets, an increase in product and labor costs, and the inclusion of costs from our FHS, Crivo and CRB operations. The increase in the nine-month period was primarily due to $90.3 million of accelerated stock-based compensation and related expenses recorded by TransUnion Corp. Predecessor resulting from the 2012 Change in Control Transaction, the additional depreciation and amortization resulting from the purchase accounting fair value adjustments, an increase in labor and product costs and the inclusion of costs from our FHS, Crivo and CRB operations. The increases in both periods were partially offset by cost reductions from our Operational Excellence program, aimed at creating an efficient cost structure, and the impact of weakening foreign currencies in our International segment. Operating expenses for the three- and nine-month periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Cost of services	$111.5	$106.4	$5.1	4.8%	$358.2	$318.4	$39.8	12.5%
Selling, general and administrative	75.8	67.0	8.8	13.1%	298.5	199.5	99.0	49.6%
Depreciation and amortization	43.1	21.4	21.7	101.4%	101.3	64.7	36.6	56.6%

Total operating expenses	$230.4	$194.8	$35.6	18.3%	$758.0	$582.6	$175.4	30.1%

Cost of services

Cost of services increased $5.1 million and $39.8 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase in both periods was primarily due to additional product costs resulting from increased volumes primarily in our Interactive and USIS segments, increased labor costs as we expanded and entered new markets in our USIS and International segments, the inclusion of other costs associated with the acquisitions of FHS, Crivo and CRB and, for the nine-month period, $21.5 million of additional stock-based compensation and related expenses recorded by TransUnion Corp. Predecessor resulting from the 2012 Change in Control. These increases were partially offset by a decrease in data center operating costs in our USIS segment due to insourcing these operations and the impact of weakening foreign currencies in our International segment in both periods. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction. Cost of services in our USIS segment for the nine months ended September 30, 2011, included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge.

Selling, general and administrative

Selling, general and administrative expenses increased $8.8 million and $99.0 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in both periods was primarily due to increased labor costs and outside services as we expanded and entered new markets in our USIS and International segments and Corporate, and in the nine-month period, $68.8 million of additional stock-based compensation and related expenses recorded by the TransUnion Corp. Predecessor resulting from the 2012 Change in Control Transaction. These increases were partially offset by the impact of weakening foreign currencies in our International segment in both periods and a decrease in our bad debt reserve in the three-month period.

Depreciation and amortization

Depreciation and amortization increased $21.7 million and $36.6 million for the three and nine months ended September 30, 2012, due to additional depreciation and amortization resulting from the fair value basis adjustments to the tangible and intangible assets made in connection with the 2012 Change in Control Transaction. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for further information about the portion of the purchase price allocated to tangible and intangible assets and their estimated useful lives.

Operating income and operating margins

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Operating Income(1)
U.S. Information Services	$47.5	$52.4	$(4.9)	(9.4)%	$114.0	$138.9	$(24.9)	(17.9)%
International	9.9	19.1	(9.2)	(48.2)%	18.3	49.9	(31.6)	(63.3)%
Interactive	20.4	16.0	4.4	27.5%	44.4	39.7	4.7	11.8%
Corporate	(16.5)	(14.7)	(1.8)	(12.2)%	(79.1)	(40.1)	(39.0)	(97.3)%

Total operating income	$61.3	$72.8	$(11.5)	(15.8)%	$97.6	$188.4	$(90.8)	(48.2)%

Operating Margin
U.S. Information Services	25.5%	30.6%		(5.1)%	20.8%	28.0%		nm
International	16.6%	32.4%		(15.8)%	10.5%	30.5%		nm
Interactive	44.5%	42.9%		1.6%	33.1%	35.9%		nm
Total operating margin	21.0%	27.2%		(6.2)%	11.4%	24.4%		nm

Adjusted Operating Income(2)
U.S. Information Services	$47.5	$52.4	$(4.9)	(9.4)%	$155.1	$145.2	$9.9	6.8%
International	9.9	19.1	(9.2)	(48.2)%	32.7	49.9	(17.2)	(34.5)%
Interactive	20.4	16.0	4.4	27.5%	46.7	39.7	7.0	17.6%
Corporate	(16.5)	(14.7)	(1.8)	(12.2)%	(46.3)	(40.1)	(6.2)	(15.5)%

Total operating income	$61.3	$72.8	$(11.5)	(15.8)%	$188.2	$194.7	$(6.5)	(3.3)%

Adjusted Operating Margin
U.S. Information Services	25.5%	30.6%		(5.1)%	28.3%	29.2%		(0.9)%
International	16.6%	32.4%		(15.8)%	18.8%	30.5%		(11.7)%
Interactive	44.5%	42.9%		1.6%	34.8%	35.9%		(1.1)%
Total operating margin	21.0%	27.2%		(6.2)%	22.0%	25.3%		(3.3)%

nm: not meaningful

(1)

For the nine months ended September 30, 2012, operating income included $90.6 million of accelerated stock-based compensation and related expense recorded primarily by the Predecessor as a result of the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.1 million; International $14.4 million; Interactive $2.3 million; and Corporate $32.8 million. For the three and nine months ended September 30, 2012, operating income also included additional depreciation and amortization as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction. The increase in depreciation and amortization, which is primarily related to the purchase accounting fair value adjustment, in the third quarter of 2012 compared to the third quarter of 2011 was as follows: USIS $13.4 million; International $7.1 million; Interactive $0.8 million; and Corporate $0.4 million. The increase in depreciation and amortization year-to-date 2012 compared to year-to-date 2011 was as follows: USIS $21.5 million; International $13.9 million; Interactive $1.1 million; and Corporate $0.1 million. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the acquisition of TransUnion Corp. For the nine months ended September 30, 2011, operating income included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge. Both of these expenses were recorded in our USIS segment.

(2)

See footnote 2 to Key Performance Measure for a discussion about Adjusted Operating Income, why we use it, its limitations, and the reconciliation to its most directly comparable GAAP measure, operating income.

Total operating income for the three and nine months ended September 30, 2012, decreased $11.5 million, and $90.8 million, respectively, compared to the same period in 2011, resulting in a significant decrease in our operating margins during these periods. These decreases were primarily due to the increase in stock-based compensation and related expenses, the additional depreciation and amortization, and the increase in labor costs from revenue growth and expansion, partially offset by the increase in revenue discussed above.

Margins for the USIS segment decreased primarily due to the increase in stock-based compensation and related expense, depreciation and amortization, and an increase in labor costs resulting from the growth in revenue and expansion, partially offset by the increase in revenue and cost reductions from our Operational Excellence program. Margins for the International segment decreased primarily due to increases in stock-based compensation and related expenses, depreciation and amortization, and labor and product costs, including integration costs for our acquisitions of Crivo and CRB and investments in start-up operations such as the Philippines, partially offset by the increase in revenue. Margins for the Interactive segment increased in the three-month period primarily due to the increase in revenue and a decrease in the bad debt reserve, partially offset by an increase in depreciation and amortization. Margins for the Interactive segment decreased in the nine-month period primarily due to the increase in stock-based compensation and related expenses and depreciation and amortization, partially offset by the increase in revenue.

Non-operating income and expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Interest income	$0.6	$0.2	$0.4	nm	$1.3	$0.5	$0.8	nm
Interest expense	(42.6)	(30.6)	(12.0)	(39.2)%	(117.9)	(94.9)	(23.0)	(24.2)%
Other income and expense, net:
Acquisition fees	(0.6)	(2.2)	1.6	72.7%	(41.9)	(4.5)	(37.4)	nm
Loan fees	(0.1)	(0.1)	—	—	(3.0)	(59.8)	56.8	95.0%
Earnings from equity method investments	2.9	2.7	0.2	7.4%	9.4	9.3	0.1	1.1%
Dividends from cost method investments	—	—	—	—	0.4	0.4	—	—
Other	(2.8)	(1.9)	(0.9)	(47.4)%	(4.1)	(3.1)	(1.0)	(32.2)%

Total other income and expense, net	(0.6)	(1.5)	0.9	60.0%	(39.2)	(57.7)	18.5	32.1%

Non-operating income and expense	$(42.6)	$(31.9)	$(10.7)	(33.5)%	$(155.8)	$(152.1)	$(3.7)	(2.4)%

nm: not meaningful

Other income and expense, net, was significantly impacted by the 2012 Change in Control Transaction and the refinancing of Trans Union LLC’s senior secured credit facility in February, 2011. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” and Note 12, “Debt,” for additional information.

Interest expense increased $12.0 million and $23.0 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to the issuance of the TransUnion Holding senior unsecured PIK toggle notes. Of the total interest expense in the three- and nine-month period, $15.0 million and $31.4 million, respectively, was interest on the TransUnion Holding notes.

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

Acquisition fees represent costs we have incurred for various acquisition-related and similar efforts. For 2012, acquisition fees include $36.5 million of costs related to the 2012 Change in Control Transaction and $3.0 million of initial public offering related expenses that were previously capitalized but written off in the first quarter of 2012 as we formally withdrew our registration statement on Form S-1 as a result of signing the Merger Agreement. Of the $36.5 million 2012 Change in Control Transaction costs, $15.2 million was incurred by TransUnion Holding and $21.3 million was incurred by TransUnion Corp.

Provision for income taxes

Effective January 1, 2012, the look-through rule under subpart F of the U.S. Internal Revenue Code expired. The subpart F provisions require U.S. corporate shareholders to recognize current U.S. taxable income from passive income at certain foreign subsidiaries, such as dividends earned, regardless of whether that income is further remitted to the U.S. The look-through rule had provided an exception to this recognition for subsidiary passive income attributable to an active business. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur under subpart F if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S. In calculating the tax expense on unremitted foreign earnings, we offset the increase in tax with the benefit of related foreign tax credits. The increase in tax deductible transaction costs incurred in connection with the 2012 Change in Control Transaction significantly reduced the amount of foreign tax credits available to offset our tax expense, including the tax on unremitted foreign earnings. For both the 2010 and the 2012 Change in Control Transactions, there were transaction costs incurred that were expensed for GAAP accounting purposes under ASC 805, but considered non-deductible for tax purposes.

TransUnion Holding

The effective tax rate was 27.8% for the three months ended September 30, 2012. This rate was lower than the 35% U.S. federal statutory rate primarily due to a favorable tax rate differential on the company’s foreign earnings.

The effective tax rate was 52.6% for the period from the date of inception through September 30, 2012. This rate was higher than the 35% U.S. federal statutory rate primarily due to the lapse of the look-through rule and non-deductible transaction costs related to the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the company’s foreign earnings.

TransUnion Corp.

As a result of the 2012 Change in Control Transaction, TransUnion Corp. has two taxable years in 2012, one for the Predecessor and one for the Successor. TransUnion Corp.’s current and deferred taxes have been allocated as if it were a separate taxpayer, notwithstanding that it will join in the consolidated federal income tax return of TransUnion Holding after April 30, 2012.

The effective tax rate was 32.4% for the three months ended September 30, 2012. This rate was lower than the 35% U.S. federal statutory rate primarily due to a favorable tax rate differential on the company’s foreign earnings.

The effective tax rate was 36.4% for the five months ended September 30, 2012. This rate was higher than the 35% U.S. federal statutory rate primarily due to the lapse of the look-through rule and state taxes, partially offset by a favorable tax rate differential on the company’s foreign earnings.

For the four months ended April 30, 2012, we reported a loss from continuing operations before income taxes. The 18% effective tax benefit rate for this period was lower than the 35% U.S. federal statutory rate primarily due to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

The effective tax rate for the three months and nine months ended September 30, 2011, was 28.4% and 13.8%, respectively. These rates were lower than the 35% U.S. federal statutory rate primarily due to additional foreign tax credits we were able to use, the adjustment to unrecognized tax benefits resulting from the settlement of certain audits and, for the nine months ended September 30, 2011, additional tax-deductible transaction costs resulting from our analysis of the fees incurred in the 2010 Change in Control Transaction.

Significant changes in assets and liabilities

Our balance sheet at September 30, 2012, as compared to December 31, 2011, was impacted by the 2012 Change in Control Transaction, which was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Accordingly, all of our assets and liabilities were recorded at fair value as of April 30, 2012, resulting in a significant change to our balance sheet. See Note 2, “2012 Change in Control,” for additional information.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and Trans Union LLC’s senior secured revolving credit facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. TransUnion Corp. will also pay future cash dividends to TransUnion Holding to fund their debt service obligations. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving credit facility will be sufficient to finance our liquidity requirements for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.

Cash and cash equivalents totaled $127.2 million and $107.8 million at September 30, 2012, and December 31, 2011, respectively, of which $62.0 million and $68.5 million was held outside the United States. As of September 30, 2012, we had no outstanding borrowings under the senior secured revolving credit facility and could borrow up to the full $210.0 million borrowing capacity. Beginning in 2013, under the senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part I, Item 1, Note 12, “Debt,” for additional information.

Sources and uses of cash

TransUnion Holding

In connection with the 2012 Change in Control Transaction, TransUnion Holding received $1,093.2 million from GSCP and Advent and $600.0 million from the proceeds of the senior unsecured PIK toggle private placement notes and distributed the cash to pay the prior stockholders, option holders, and deal-related costs. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for additional information.

TransUnion Corp.

(in millions)	TransUnion Corp. Predecessor Four Months Ended April 30, 2012	TransUnion Corp. Successor Five Months Ended September 30, 2012	TransUnion Corp. Combined Nine Months Ended September 30, 2012	TransUnion Corp. Predecessor Nine Months Ended September 30, 2011	$ Change Nine Month Period
Cash provided by operating activities of continuing operations	$52.4	$77.1	$129.5	$137.6	$(8.1)
Cash used in operating activities of discontinued operations	—	—	—	(1.3)	1.3
Cash used in investing activities	(19.6)	(38.5)	(58.1)	(54.7)	(3.4)
Cash used in financing activities	(45.0)	(7.2)	(52.2)	(27.9)	(24.3)
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.6)	0.2	(3.9)	4.1

Net change in cash and cash equivalents	$(11.4)	$30.8	$19.4	$49.8	$(30.4)

Operating activities

Net cash provided by operating activities decreased $8.1 million, from $137.6 million for the nine months ended September 30, 2011, to $129.5 million for the nine months ended September 30, 2012. The decrease was primarily due to the 2012 Change in Control Transaction fees, partially offset by lower interest expense.

Investing activities

Cash used in investing activities increased $3.4 million, from $54.7 million for the nine months ended September 30, 2011, to $58.1 million for the nine months ended September 30, 2012. The increase was primarily due to the increase in acquisitions of noncontrolling interests and a decrease in proceeds from sale of trading securities, partially offset by lower cash expenditures on property and equipment.

Financing activities

Cash used in financing activities increased $24.3 million, from $27.9 million for the nine months ended September 30, 2011, to $52.2 million for the nine months ended September 30, 2012. The increase was primarily due to acquisition fees incurred related to the 2012 Change in Control Transaction and an increase in the amount of debt repaid.

Capital expenditures

Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risks. Expenditures are made for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. Cash paid for capital expenditures decreased $9.8 million, from $56.4 million for the nine months ended September 30, 2011, to $46.6 million for the nine months ended September 30, 2012. The decrease included $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010. On an accrual basis, we expect total capital expenditures for 2012 to be comparable to 2011 as a percent of revenue.

Issue of new senior unsecured PIK toggle notes

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% Senior PIK Toggle notes due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. The indenture governing these notes and the nonfinancial covenants are substantially similar to the outstanding senior unsecured PIK toggle notes described in Note 12, “Debt.” The proceeds were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the new debt and obtaining consents from our existing debt holders. In addition as part of the transaction, on November 1, 2012, TransUnion LLC prepaid $10.0 million of the senior secured term loan with cash on hand.

2012 Change in Control Transaction

On April 30, 2012, the 2012 Change in Control Transaction was consummated and TransUnion Holding acquired 100% of the outstanding common stock of TransUnion Corp. In connection with this acquisition, Trans Union LLC and TransUnion Financing Corporation completed a Consent Solicitation to amend the indenture governing the Trans Union LLC senior notes to permit the acquisition to occur without triggering a change of control under the indenture. Trans Union LLC also completed an amendment to the credit agreement to permit the merger to occur without triggering a change of control under the TransUnion LLC senior secured credit facility. The amendment to the credit agreement also changed the applicable margin on LIBOR based borrowings from 3.25% to 4.00%.

In addition, TransUnion Holding, the acquiring entity, issued $600.0 million of senior unsecured PIK toggle private placement notes at a fixed cash interest rate of 9.625% and a fixed PIK interest rate of 10.375%, due June 15, 2018, to finance a portion of the purchase price and pay related fees and expenses. TransUnion Corp. and its subsidiaries do not guarantee the notes and do not have any contractual obligations to repay the notes. TrasnUnion Corp. does, however, expect to pay cash dividends to TransUnion Holding to enable funding of the cash interest payments due on the notes. The ability of TransUnion Corp. to pay dividends and make other payments to TransUnion Holding will depend on its cash flows and earnings and may be restricted by, among other things, applicable laws and regulations and by the terms of the agreements into which it enters. The terms of the credit agreement governing the TransUnion LLC senior secured credit facility and the indenture governing the Trans Union LLC senior notes significantly restrict TransUnion Corp. from paying dividends and otherwise transferring assets to TransUnion Holding. As of September 30, 2012, after giving effect to the 2012 Change in Control Transaction, TransUnion Corp. would have been permitted to pay approximately $145 million of distributions under those agreements.

See Note 12, “Debt,” for additional information about our debt.

2010 Change in Control Transaction

In connection with the 2010 Change in Control Transaction discussed in Note 2, “Change in Control,” of TransUnion Corp.’s audited financial statements for the year ended December 31, 2011, the Company incurred $1,626.7 million of debt as more fully described below. See Note 2, “Change in Control,” and Note 12, “Debt,” of TransUnion Corp.’s audited consolidated financial statements including in the Annual Report on Form 10-K for the year ended December 31, 2011, for additional information.

Debt

Effect of certain debt covenants

TransUnion Corp.’s senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.25 to 1 from January 1, 2012, through June 30, 2012, and 4.00 to 1 thereafter. The covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. Although TransUnion Corp. was not subject to the covenant at September 30, 2012, because it did not have borrowings outstanding on the senior secured revolving line of credit, the senior secured net leverage ratio for TransUnion Corp. as of September 30, 2012, was 1.96 to 1. The senior secured net leverage ratio is the ratio of consolidated senior secured net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended September 30, 2012, totaled $412.1 million. Covenant EBITDA was higher than Adjusted EBITDA by $29.2 million for the trailing twelve-month period ended September 30, 2012, consisting of adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

Under the covenants of the indenture governing the senior notes, TransUnion Corp. is restricted from making certain payments, including dividend payments to TransUnion Holding. As of September 30, 2012, and December 31, 2011, TransUnion Corp.’s aggregate capacity to make these distributions was restricted to approximately $145 million and $115 million, respectively.

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

We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at the time such statements were made. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; changes in federal, state, local or foreign tax laws; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; fluctuations in exchange rates; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors described above and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Many of these factors are beyond our control.

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

On April 30, 2012, we entered into swap agreements that will effectively fix the interest payments on a portion of the term loan beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest and receive a variable rate of interest equal to the rate we pay on the term loan. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at September 30, 2012, was $500 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of September 30, 2012, was a liability of $5.4 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of September 30, 2012, of $3.4 million was included in accumulated other comprehensive income (loss). Through September 30, 2012, there were no gains or losses related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument begin on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

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

A settlement of the Privacy Litigation and the Louisiana Action was approved on September 17, 2008 (the “Settlement”). Pursuant to the terms of the Settlement we paid $75.0 million into a fund for the benefit of class members on July 7, 2008, and we provided approximately 100,000 individuals with free credit monitoring services. All class members released their procedural rights to pursue the claims alleged in these matters through the pending, or any new, class action. However, all class members (other than the named plaintiffs in the Privacy Litigation and the Louisiana Action) did retain their right to bring a separate, individual claim against us for the violations alleged in these matters provided these claims were asserted on or before September 16, 2010 (the “PSCs”). The Settlement provides that any money remaining in the fund after payment of notice costs, class counsel fees and administrative expenses will be used to satisfy any such PSCs, with remaining funds distributed on a pro-rata basis to class members who elected to receive a potential cash payment in the Settlement as part of the consideration to release their procedural rights.

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

We own and host a large amount of highly sensitive and confidential consumer information including financial information, personally identifiable information and protected health information. This data is often accessed through secure transmissions over public and private networks, including the internet. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot assure you that systems that access our services and databases will not be compromised, whether as a result of criminal conduct, advances in computer hacking or otherwise. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data could disrupt our operations, subject us to substantial legal liability, result in a material loss of business, and significantly harm our reputation.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event that consumer information is accessed by unauthorized persons. In the United States, federal and state laws provide for over 40 disparate notification regimes, all of which we are subject to. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

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

Our services and products depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public records depositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for competitive reasons. We could also become subject to legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we lost access to this external data or if our access or use were restricted or became less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our business is subject to significant international, federal, state and local laws and regulations, including but not limited to privacy and consumer data protection, financial, tax and labor regulations. See “Business—Regulatory Matters” in TransUnion Holding’s Registration Statement on Form S-4 declared effective on September 6, 2012 for a description of select regulatory regimes to which we are subject. These laws and regulations are complex, change frequently and have tended to become more stringent over time. We currently incur significant expenses in our attempt to ensure compliance with these laws. In addition, in the future we may be subject to significant additional expense to investigate, defend or remedy violations of these laws and regulations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class-action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our services are sold into regulated industries, we must comply with additional regulations in marketing our services into these industries, including, but not limited to, state insurance laws and regulations and the Health Insurance Portability and Accountability Act of 1996.

Certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We incurred liability in the past, for example, as a result of a determination by a federal consumer protection agency in the late 1990s that a particular marketing practice common to the industry was unlawful under the Fair Credit Reporting Act (“FCRA”). On July 7, 2008, without admitting or denying liability, we agreed to settle the resulting private civil litigation that was based on that federal agency’s determination and paid $75.0 million to the settlement class. See Part II, Item 1, “Legal Proceedings,” for further information regarding the Privacy Litigation. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

The Dodd-Frank Act created the Bureau of Consumer Financial Protection (the “CFPB”), which is authorized to adopt rules, supervise and examine certain non-banking companies and initiate enforcement actions with regard to federal consumer financial laws.

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

We are subject to supervision, examination and enforcement by the CFPB. The Dodd-Frank Act gives the CFPB authority to conduct examinations and otherwise supervise certain nondepository institutions that are larger participants of a market for other consumer financial products or services, as defined by rule. Noting that the consumer reporting market is of “fundamental importance to the market for consumer credit,” the CFPB announced that credit reporting companies like us are subject to the CFPB’s supervision program under the larger participant rule. The CFPB has broad enforcement powers with regard to federal consumer financial laws. The CFPB may conduct examinations and investigations, issue subpoenas and bring civil actions in federal court for violations of the federal consumer financial laws. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for knowing violations. The CFPB has initiated what we expect to be periodic examinations, which could result in new regulations or enforcement actions or proceedings.

Also, the Dodd-Frank Act empowers state attorneys general (or the equivalent thereof) to bring civil actions in federal district court (or a state court that is located in that state and that has jurisdiction over the defendant), to enforce Title X of the Dodd-Frank Act or regulations issued by the CFPB thereunder. Therefore, we could also be the subject of investigations and enforcement actions by the Federal Trade Commission (the “FTC”) or by state agencies (e.g., state attorneys general) with powers to enforce CFPB regulations and the FCRA.

Changes in legislation or regulations governing consumer privacy and identity theft may affect our ability to collect, manage and use personal information.

Public concern is high with regard to the collection, use and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information and department of motor vehicle data, as well as behavioral data. U.S. federal and state laws (as well as laws in many of the other countries where we do business) already regulate the collection and use of personal data; but additional legislative or regulatory efforts, or an action by Executive Order of the President of the United States, could further restrict the collection, use and sharing of this personal information.

Public concern regarding identity theft also has led to more transparency for consumers as to what is in their credit reports. We provide credit reports and scores and monitoring services to consumers for a fee, and this income stream could be reduced or restricted by legislation that requires us to provide these services to consumers free of charge. For example, under U.S. federal law today, we are required to provide consumers with one credit report per year free of charge. Legislation has been introduced from time to time that would require us to provide credit scores to consumers without charge. Changes in applicable legislation or regulations that restrict our ability to collect and disseminate information, or that require us to provide services to customers or a segment of customers without charge, could adversely affect our business, financial position and results of operations.

The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.

Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the CFPB and the FTC) or state (e.g., state attorneys general) authorities or by consumers. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy, and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class actions against us and obtain statutorily prescribed damages. While we do not believe that the outcome of any pending or threatened legal proceeding will have a material adverse effect on our financial position, such proceedings are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us. For example, in 2008, pursuant to the terms of a settlement agreement with respect to certain class action proceedings, which we refer to as the Privacy Litigation (as defined herein), we paid $75.0 million into a fund for the benefit of class members and offered approximately 600,000 individuals with up to nine months of free credit monitoring services. Moreover, in 2009, pursuant to a settlement agreement we agreed with the other two defendants in a class action proceeding, which we refer to as the Bankruptcy Tradeline Litigation (as defined herein), to deposit $17.0 million, our share of the $51.0 million total settlement, into a settlement fund for the benefit of class members. Final approval of this monetary settlement by the Court occurred on July 15, 2011. Our insurance coverage may be insufficient to cover adverse judgments against us. See Part II, Item 1, “Legal Proceedings,” for further information regarding the Privacy Litigation, the Bankruptcy Tradeline Litigation and other material pending litigation.

We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

An important focus of our business is to identify business partners who can enhance our services and enable us to develop solutions that differentiate us from our competitors. We have entered into several alliance agreements or license agreements with respect to certain of our data sets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies among certain customer industries, or to grant licenses on terms that ultimately may prove to be unfavorable to us, either of which could adversely affect our business, financial condition or results of operations. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in commercializing the alliance agreements’ services, such commercial failure could adversely affect our business.

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

In order to keep pace with customer demands for increasingly sophisticated service offerings, to sustain expansion into growth industries and to maintain our profitability, we must continue to innovate and introduce new services to the market. The process of developing new services is complex and uncertain. Our industry solutions require extensive experience and knowledge from within the relevant industry. We must commit significant resources to this effort before knowing whether the market will accept new service offerings. We may not successfully execute on our new services because of challenges in planning or timing, technical hurdles, difficulty in predicting market demand, changes in regulation, or a lack of appropriate resources. Failure to successfully introduce new services to the market could adversely affect our reputation, business, financial condition and results of operations.

If we fail to maintain and improve our systems, our data matching technology, and our interfaces with data sources and customers, demand for our services could be adversely affected.

In our markets, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to:

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

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices

Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology and services. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market similar services, decreasing the demand for our services. We rely on the patent, copyright, trademark, trade secret and other intellectual property laws of the United States and other countries, as well as contractual restrictions, such as nondisclosure agreements, to protect and control access to our proprietary intellectual property. These measures afford limited protection, however, and may be inadequate. We may be unable to prevent third parties from using our proprietary assets without our authorization or breaching any contractual restrictions with us. Enforcing our rights could be costly, time-consuming, distracting and harmful to significant business relationships. Additionally, others may independently develop non-infringing technologies that are similar or superior to ours. Any significant failure or inability to adequately protect and control our proprietary assets may harm our business and reduce our ability to compete.

We may face claims for intellectual property infringement, which could subject us to monetary damages or limit us in using some of our technologies or providing certain services.

There has been substantial litigation in the United States regarding intellectual property rights in the information technology industry. There is a risk that we may infringe on the intellectual property rights of third parties, including the intellectual property rights of third parties in other countries, which could result in a liability to us. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until eighteen months following submission of the patent application, and we may not be aware of currently filed patent applications that relate to our products or processes. If patents are later issued on these applications, we may be liable for infringement. In the event that claims are asserted against us, we may be required to obtain licenses from third parties (if available on acceptable terms or at all). Intellectual property infringement claims against us could subject us to liability for damages and restrict us from providing services or require changes to certain products or services. Although our policy is to obtain licenses or other rights where necessary, we cannot provide assurance that we have obtained all required licenses or rights. If a successful claim of infringement is brought against us and we fail to develop non-infringing products or services, or to obtain licenses on a timely and cost-effective basis, our reputation, business, financial condition and results of operations could be adversely affected.

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

We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition, and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all or collect amounts owed to us from insolvent customers. Our customer agreements relating to our core credit reporting service offered through our USIS segment are terminable upon advance written notice (ranging from 30 days to six months) by either us or the customer, which provides our customers with the opportunity to renegotiate their contracts with us or to award more business to our competitors. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

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

While the Health Care and Education Affordability Reconciliation Act of 2010 is estimated to result in approximately 32 million additional insured, this law and related health care reform may subsequently be overturned by future legislation. Additionally, the American Recovery and Reinvestment Act, which is expected to generate $25.9 billion in stimulus dollars to support health care reform and the digitization of consumer medical files and other data, may also be overturned or curtailed by the United States Congress. To the extent that future growth in our business is dependent on providing additional services to customers in the healthcare industry, the modification or repeal of these laws could put constraints on our ability to grow and extend our business.

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

Our success depends on our ability to attract and retain experienced management, sales, research and development, analytics, marketing and technical support personnel. If any of our key personnel were unable or unwilling to continue in their present positions, it may be difficult to replace them and our business could be seriously harmed. Our President and Chief Executive Officer, Siddharth N. (Bobby) Mehta, recently announced that, for personal reasons, he would be stepping down from his current position with the Company once his successor is in place. If we are unable to find a qualified successor to fill his position, our business could be seriously harmed. The complexity of our services requires trained customer service and technical support personnel. We may not be able to hire and retain such qualified personnel at compensation levels consistent with our compensation structure. Some of our competitors may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expense replacing employees and our ability to provide quality services could diminish, resulting in a material adverse effect on our business.

Affiliates of the Sponsors and other investors own substantially all of the equity interests in us and may have conflicts of interest with us or the holders of the notes in the future.

As a result of the Merger, investment funds affiliated with the Sponsors control our company interests, and the Sponsors’ designees hold substantially all of the seats on our board of directors. As a result, affiliates of the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors regardless of whether holders of the notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsors and other investors could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with the

Sponsors continue to own a significant amount of our equity interests or otherwise control a majority of our board of directors, the Sponsors will continue to be able to strongly influence or effectively control our decisions. The indentures governing the TransUnion Holding PIK Toggle notes, the credit agreement governing Trans Union LLC’s senior secured credit facility and the indenture governing Trans Union LLC’s senior notes will permit us to pay advisory and other fees, pay dividends and make other restricted payments to the Sponsors under certain circumstances and the Sponsors or their affiliates may have an interest in our doing so. In addition, the Sponsors have no obligation to provide us with any additional debt or equity financing.

The Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. The Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of the notes should consider that the interests of the Sponsors may differ from their interests in material respects.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under the notes.

As of September 30, 2012, we had total debt of approximately $2,299.5 million consisting $600.0 million aggregate principal amount of PIK Toggle Notes, $935.8 million of borrowings under Trans Union LLC’s senior secured credit facility, $645.0 million aggregate principal amount of senior notes issued by Trans Union LLC recorded at $762.6 million after giving effect to the 2012 Change in Control Transaction due to a purchase accounting fair value adjustment in connection with the 2012 Change in Control Transaction and $1.1 million of other debt. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including with respect to the notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	expose us to the risk of increased interest rates as certain of our borrowings, including Trans Union LLC’s senior secured credit facility, are at variable rates of interest;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

In addition, the credit agreement governing Trans Union LLC’s senior secured credit facility, the indenture governing Trans Union LLC’s senior notes and the indentures governing the TransUnion Holding PIK Toggle notes contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.

Despite our current level of indebtedness, we may still be able to incur additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our notes will limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with our notes, the holders of that indebtedness will be entitled to share ratably with the holders of our notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us, subject to collateral arrangements. This may have the effect of reducing the amount of proceeds paid to existing note holders. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness. In addition, the capacity under the Trans Union LLC senior secured credit facility may be increased by an additional $300.0 million plus an additional amount of indebtedness under the senior secured credit facility or separate facilities permitted by the senior secured credit facility so long as certain financial conditions are met, subject, in each case, to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders, which would be secured indebtedness and therefore effectively senior to our notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations, including our notes, depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including our notes.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including our notes. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing Trans Union LLC’s senior secured credit facility, the indenture governing Trans Union LLC’s senior notes, the indentures governing TransUnion Holding PIK Toggle Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the notes.

If we cannot make our scheduled debt payments, we will be in default and holders of our notes could declare all outstanding principal and interest to be due and payable, the lenders under Trans Union LLC’s senior secured credit facility could terminate their commitments to loan money, Trans Union’s secured lenders (including the lenders under Trans Union LLC’s senior secured credit facility) could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events could result in you losing some or all of your investment in our notes.

Changes in credit ratings issued by statistical rating organizations could adversely affect our cost of financing and the market price of the notes.

Credit rating agencies rate our notes and our other indebtedness on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our notes or our other indebtedness or placing us on a watch list for possible future downgrading could limit our ability to refinance maturing liabilities, access the capital markets to meet liquidity needs, increase our cost of financing and lower the market price of the notes.

Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of our notes. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to our notes is subsequently lowered or withdrawn for any reason, you may not be able to resell your notes at a favorable price or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	$—
August 1 to August 31	—	—	—	$—
September 1 to September 30	69,625	10.07	—	$—

Total	69,625		—	$—

(1)	Represents shares of the Company’s Common Stock that were repurchased from an executive who left the Company during the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFEY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a) Although the following information is not required to be reported pursuant to a Form 8-K, it is being reported herein for information purposes only:

1.	None.

(b) Not applicable.

ITEM 6.	EXHIBITS

31.1a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.1b	TransUnion Corp. Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.2a	TransUnion Holding Company, Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

31.2b	TransUnion Corp. Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

32a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32b	TransUnion Corp. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Corp.

DATE: November 7, 2012	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: November 7, 2012	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Holding Company, Inc.

DATE: November 7, 2012	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: November 7, 2012	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.1b	TransUnion Corp. Certification of Chief Executive Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CEO

31.2a	TransUnion Holding Company, Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

31.2b	TransUnion Corp. Certification of Chief Financial Officer pursuant to Rule 13a-14a or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of CFO

32a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32b	TransUnion Corp. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document