Form 10-K
period 2012-12-31
TRANSUNION CORP.; TransUnion Holding Company, Inc.
filed 2013-02-25
CIK 1513514, 1552033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act (“Act”).

TransUnion Holding Company, Inc.	☐ YES	☒ NO
TransUnion Corp.	☐ YES	☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

TransUnion Holding Company, Inc.	☐ YES	☒ NO
TransUnion Corp.	☒ YES	☐ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

TransUnion Holding Company, Inc.	☒ YES	☐ NO
TransUnion Corp.	☒ YES	☐ NO

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

TransUnion Holding Company, Inc.	☒ YES	☐ NO
TransUnion Corp.	☒ YES	☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

TransUnion Holding Company, Inc.	☐
TransUnion Corp.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

TransUnion Holding Company, Inc.	☐	Large accelerated filer	☐	Accelerated filer
	☒	Non-accelerated filer	☐	Smaller reporting company
TransUnion Corp.	☐	Large accelerated filer	☐	Accelerated filer
	☒	Non-accelerated filer	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

TransUnion Holding Company, Inc.	☐ YES	☒ NO
TransUnion Corp.	☐ YES	☒ NO

As of June 30, 2012, there was no established public market for TransUnion Holding Company, Inc. or TransUnion Corp.’s common stock, par value $0.01 per share.

As of January 31, 2013, there were 109,807,128 shares of TransUnion Holding Company, Inc. common stock outstanding. As of January 31, 2013, there were 100 shares of TransUnion Corp. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TRANSUNION HOLDING COMPANY, INC. AND TRANSUNION CORP.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

Cautionary Notice Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements made in this annual report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results or results of operations could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; fluctuations in exchange rates; changes in federal, state, local or foreign tax law; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors described and referred to under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report. Many of these factors are beyond our control.

The forward-looking statements contained in this annual report speak only as of the date of this annual report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Explanatory Note

We operate TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp. as one business, with identical management teams. We believe that combining the periodic reports of TransUnion Holding and TransUnion Corp. into a common filing provides the following benefits:

•

Enhances investors’ understanding of TransUnion Holding and TransUnion Corp. by enabling the investors to easily view the business as a whole, in the same manner that management views and operates the business;

•	Provides a more readable, plain-English presentation of required disclosures with less duplication, since a substantial portion of the information provided applies equally to both entities; and

•

Allows us to save time and achieve cost efficiencies that would not be available if two completely separate reports had to be prepared, reviewed and filed by management, our directors and our independent auditors.

Where information is not substantially the same for each company, we have provided separate information and appropriately identified the relevant registrant to which that information relates.

PART I

Unless the context indicates otherwise, any reference to the “Company,” “we,” “us,” and “our” refers to TransUnion Holding Company, Inc. (“TransUnion Holding”) with its direct and indirect subsidiaries, including TransUnion Corp., or to TransUnion Corp. and its subsidiaries for periods prior to the formation of TransUnion Holding.

Recent Developments

On April 30, 2012, pursuant to the Merger Agreement, TransUnion Corp. was acquired by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs & Co. (“GSC”, and together with Advent, the “Sponsors”), for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Corp. became a wholly-owned subsidiary of TransUnion Holding. In connection with the acquisition, all existing stockholders of TransUnion Corp. received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. Certain members of management continue to hold equity interests in the form of TransUnion Holding common stock. To partially fund the acquisition, TransUnion Holding raised $600 million of debt in the form of senior unsecured Pay-in-Kind (“PIK”) toggle notes at a fixed cash interest rate of 9.625% and a fixed PIK interest rate of 10.375%, due June 15, 2018. On April 30, 2012, TransUnion Holding was owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSC and 1% by members of management.

We financed the acquisition and paid related fees and expenses with $600.0 million of debt financing from the issuance of senior unsecured PIK toggle notes, $1,104.6 million of equity capital from the Sponsors and certain members of management and $49.2 million of available cash from operations. In connection with the merger, we also increased the revolving commitment amount under Trans Union LLC’s senior secured revolving credit facility by $10.0 million, from $200.0 million to $210.0 million, and extended the maturity date of $155.0 million of revolving commitments under Trans Union LLC’s senior secured revolving credit facility to February 10, 2017.

We refer to these transactions collectively as the 2012 Change in Control Transaction.

ITEM 1. BUSINESS

Overview

We are a leading global provider of information and risk management solutions. We provide these solutions to businesses across multiple industries and to individual consumers. Our technology and services enable businesses to make more timely and informed credit granting, risk management, underwriting, fraud protection and customer acquisition decisions by delivering high quality data, integrated with analytics and decisioning capabilities. Our interactive website provides consumers with real-time access to their personal credit information and analytical tools that help them understand and proactively manage their personal finances. We have operations in the United States, Africa, Canada, Latin America, Asia Pacific and India and provide services in 33 countries. Since our founding in 1968, we have built a diversified and stable customer base in multiple industries, including financial services, insurance, healthcare, automotive, retail and communications.

Businesses use our data for their daily risk-management processes. Consumers use our data to help them understand their credit profile and protect themselves against identity theft. We obtain financial, credit, identity, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information from thousands of sources, including credit-granting institutions, private databases and public records depositories, much of which is provided to us at little or no cost. We refine and enhance this data to create proprietary databases, processing approximately two billion updates monthly in the United States. We combine our data with our analytics and decisioning technology to deliver additional value to our customers. Our analytics, such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable businesses and consumers to efficiently monitor and manage risk. Our decisioning technology, which is delivered on a software-as-a-service platform, enables businesses to interpret data and scores and apply their specific qualifying criteria to make real-time decisions at the point of interaction with their customers. Collectively, our data, analytics and decisioning technology allow businesses to more effectively identify and acquire new customers, manage risk associated with existing customers, generate cross-selling opportunities and reduce loss from fraud and identity theft.

We have a global customer base that includes many of the largest companies in each of the primary industries we serve. For example, in the United States, we contract with eight of the ten largest banks, all of the major credit card issuers, nine of the ten largest property and casualty insurance carriers and we provide services to thousands of healthcare providers. In addition, we provide subscription-based interactive services to a growing base of over one million consumers.

We manage our business through three operating segments: U.S. Information Services (“USIS”), International and Interactive.

•

USIS, which represented approximately 64% of our revenue in 2012, provides consumer reports, credit scores, verification services, analytical services, revenue management and decisioning technology to businesses in the United States. USIS offers these services to customers in the financial services, insurance, healthcare and other industries, and delivers them through both direct and indirect channels.

•

International, which represented approximately 20% of our revenue in 2012, provides services similar to our USIS and Interactive segments, and provides services in 32 countries outside the United States. Our International segment also provides automotive information and commercial data to our customers in select geographies.

•

Interactive, which represented approximately 16% of our revenue in 2012, provides services to consumers that help them understand and proactively manage their personal finances and protect them from identity theft. We sell our subscription based interactive services primarily through our website, www.transunion.com.

Our Industry

Evolution to Mission Critical Role

Credit bureaus were formed in the nineteenth century to help provide better credit information to local and regional lenders so they could make more informed credit decisions. As consumer lending expanded, credit bureaus became an integral part of the lending process and now play a critical role in the intermediation between lenders and borrowers. Credit bureaus developed a variety of methods to collect, maintain and analyze information concerning the ability of consumers and businesses to meet their obligations. Consumers and commercial lenders have increasingly used these services to make more informed credit decisions. As a result, credit bureaus have positioned themselves as mission critical partners to financial services institutions around the world.

Three Major Providers with Sustainable Competitive Advantage

As financial services institutions grew in scale and geographic scope, credit bureaus extended their reach by coordinating and forming strategic alliances with other credit reporting providers to share data across large territories through a “hub and spoke” system. Three credit bureaus have since consolidated into large, international organizations that can provide a wide range of data services and analytical applications to their larger and increasingly demanding financial services customers. As a result of this consolidation, TransUnion, Equifax and Experian have emerged as the global leaders in the industry. The largest U.S. customers of these global credit bureaus typically use the services of all three providers to validate consistency and ensure reliability.

Development of the Business Information Service Providers

Over the past decade, credit bureaus have devoted significant resources to enhance the quality of their data sets by developing a variety of proprietary information databases. Credit bureaus have evolved from being collectors and sellers of credit information to providers of more advanced information services. Given the increased consumer demand for monitoring their own credit, the credit bureaus have also begun to market and sell these services directly to consumers. The development of these more advanced services has enabled credit bureaus to diversify their revenue base, accelerate growth and evolve into business information service providers.

Market Opportunity

We believe several important trends in the global macroeconomic environment, as well as within the key industries we serve, are driving development of the market for information and risk management solutions.

Large and Growing Market for Data and Analytics

We believe that the business information services market is large and growing. We believe that the demand for targeted data and sophisticated analytical tools will continue to grow meaningfully as businesses seek real time access to more granular data in order to better understand their customers.

Focus on Risk Management

As a result of the economic downturn, new regulatory requirements and a heightened focus on reducing fraud and losses, we believe there is a growing demand for risk-based pricing and underwriting strategies as well as ongoing reviews of existing customers’ risk profiles. In addition, financial institutions continually seek to improve account and portfolio management strategies in order to better manage losses within their existing customer base and credit card issuers seek more advanced customer segmentation and scoring tools to provide their customers with more appropriate and timely products.

Growth Driven by Non-traditional Users of Consumer Data

Non-traditional users of consumer data are recognizing the value of credit information and analytical tools. Healthcare companies use these tools to manage their revenue cycle, capital markets participants use them to develop better valuations of securitized loan portfolios, and residential property managers use them to assess tenant qualifications and assist in leasing decisions. In the healthcare industry, for example, increases in high-deductible health plans and the number of uninsured and under-insured consumers have increased collection risks for healthcare providers. To manage costs associated with increasing numbers of patient visits, healthcare providers are seeking information about their patients at the time of registration through modernized healthcare technology and electronic records. We believe companies that can offer real-time, reliable data and technology will be best positioned to benefit from the increasing demand for and use of consumer data by non-traditional users.

Growth in Emerging International Markets

Economic growth in emerging markets continues to outpace the global average. As economies in emerging markets continue to develop and mature, we believe there will continue to be a rise in favorable socio-economic trends, such as an increase in the size of middle and affluent classes, and a significant increase in the use of financial services. In addition, credit penetration is relatively low in emerging markets when compared to developed markets. For example, using our database of information compiled from financial institutions as a benchmark of credit activity, we estimate that less than 20% of the adult population in India is currently credit active. We expect the populations in emerging markets to become more credit active, resulting in increased demand for our services.

Increased Consumer Focus on Managing Personal Finances and Protecting Against Identity Theft

Consumers are increasingly focused on proactively managing their finances and protecting their identities. According to a press release by the Federal Trade Commission in February 2012, identity theft was the top consumer complaint received by the agency in 2011. Tighter availability of credit and stricter lending practices are prompting individual consumers to seek a better understanding of their credit profile. As a result of these factors, an increasing number of consumers are accessing their credit reports and purchasing credit monitoring services.

Our Competitive Strengths

Global Leader in Information Management Solutions

We are one of only three leading global participants in the consumer credit and information management industry, and we provide services in 33 countries. Over the past 40 years, we have accumulated and built comprehensive proprietary databases and information management solutions. We believe that establishing an infrastructure to source, maintain and reliably deliver high quality consumer credit information in large volumes would be difficult, costly and take a new market entrant numerous years to complete. Together with our unconsolidated subsidiaries, we maintain credit files on over 500 million consumers and businesses worldwide. We have a diverse and stable global customer base, which includes many of the largest companies in each of the primary industries we serve, including financial services, insurance and healthcare. We believe that our scale, global footprint, credibility and strong position within these markets will allow us to capitalize on business opportunities in many countries and regions around the world and contribute to our long-term growth.

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

We have made significant investments in our technology platforms to enable greater availability, better redundancy, improved data matching and advanced platform flexibility, to ensure continued improvement in our overall services to our customers and to ensure we are well positioned to differentiate our data sets. We believe our investments in technology allow us to better respond to our customers’ needs. We believe our customers value our ability to deliver innovative solutions to their particular complex problems with minimal technical disruptions. Many of these value-added solutions can be applied across industries and geographies and can be integrated into a customer’s core operations.

Deep and Specialized Industry Expertise

We have developed an expertise in a number of industries, including financial services, insurance and healthcare, and have placed industry experts in key leadership positions throughout our organization. We believe that our published studies, which we base on behavioral research supported by predictive data sets, have enhanced our reputation within these industries. In addition, we have been able to apply our industry knowledge and data assets to form strategic partnerships with other leading companies in key industries to develop new solutions and revenue opportunities. For example, we have strengthened our position as a leading provider of credit information and analytic services to the personal property and casualty insurance industry by partnering with a vehicle history data provider to launch a vehicle history score that helps insurance carriers further segment risk based on the attributes of a specific automobile, such as the number of owners, odometer readings and vehicle condition. In the healthcare industry, we believe our insight into patient identity verification, credit, insurance and charity eligibility and payment estimation differentiates our revenue cycle management offerings for healthcare providers and payers relative to our competitors. We believe that our industry knowledge base, coupled with our collaborative customer approach, has made it possible for us to anticipate and address our customers’ needs and enables us to offer additional proprietary value-added services.

Strong Presence in Attractive International Markets

We currently provide services in 32 countries outside the United States in both developed and emerging markets with significant growth potential. In our developed markets, we have a strong presence in Canada, where we are one of only two significant consumer reporting agencies in the market, and in Hong Kong, where we are the only global consumer credit reporting company. We are also well-positioned as a first mover in several fast-growing emerging markets, such as India, where we partnered with Indian financial institutions to create the first credit bureau in 2003, and the Philippines, where we partnered with the top-five credit card issuers to form the first consumer credit bureau in that country in 2011. Since 1993, we have hosted the most extensive credit database in South Africa, which positions us well for further expansion in Africa. We recently completed an acquisition that expands our presence into seven new African markets. In addition, we are a significant credit information and analytics provider in Latin America, where we own 25.69% of the largest credit bureau in Mexico, are the majority owners of a credit bureau in Chile and where we have a majority interest in a credit decisioning services provider in Brazil. We believe that our flexible approach to forming local partnerships has allowed us to establish a foothold in certain markets ahead of our major competitors. We believe that our presence in international markets helps foster the growth and development of credit-based economies in these markets, resulting in accelerated demand for credit information services and analytics.

Attractive Business Model

We believe we have an attractive business model that has strong and stable cash flows from operations, diversified revenue streams, low capital requirements and favorable operating leverage. We own 100% of our U.S. consumer credit database and we typically obtain updated information at little or no cost, which provides us with an efficient cost structure and allows us to benefit from economies of scale. The integral role that our analytics play in our customers’ decision-making processes and the proprietary and embedded nature of our solutions have historically translated into high customer retention and revenue visibility. We have enjoyed long-standing relationships with our customers, including relationships over ten years with each of our top ten USIS financial services customers. Our significant investments to upgrade and improve our technology provide us with the ability to address our customers’ needs with predictable continuing capital investments. Additionally, our ongoing operational excellence program, which is aimed at creating a long-term competitive and efficient cost structure, has institutionalized our cost-management practices. We believe that as a result of operating efficiencies and controlled capital investments, we will continue to generate strong and consistent cash flows from operations.

Disciplined Focus on Cost Control and Operational Efficiencies

Through our operational excellence program we have implemented and continue to focus on several key cost-savings initiatives:

•	A strategic sourcing program, which drives increased control over spending on third-party vendors;

•	Our labor management strategy, which includes the expanded use of lower-cost resources and allows us to continue to improve, align and integrate our enterprise workforce;

•	Our enterprise process improvement, which consolidates data centers and streamlines back office functions; and

•	Our product cost management focus, which enables us to deliver services more effectively and profitably.

Proven and Experienced Management Team

We have a seasoned senior management team with an average of 15 years of experience in a variety of industries, including credit and information management, financial services and information technology. Our senior management team has a track record of strong performance and depth of expertise in the markets we serve. This team has overseen our expansion into new industries and geographies while managing ongoing cost-saving initiatives. As a result of the sustained focus of our management team, we maintained stable operating performance throughout the economic downturn and have grown the business as conditions have improved. See “Management” for additional information.

Business Strategy

To promote sustainable growth, diversification and a strong global brand, we align our resources and efforts to achieve the following outcomes:

Develop Innovative Solutions to Meet Market Challenges

We have a culture of innovation. Our industry expertise and collaborative approach allow us to prioritize investments in new data sources and the development of additional services to provide integrated solutions to meet our customers’ needs. We enhance our analytics and decisioning services to deliver stronger account management, risk management and fraud protection services to our customers across several industries. For example, our pre-foreclosure notifications use our triggers platform to identify consumers that are at an increased risk for foreclosure, allowing insurance carriers to monitor occupancy status and manage the risk of property damage. We take advantage of strategic partnerships to develop innovative services that differentiate us from our competitors. One example of this is our online account acquisition solution, an end-to-end process whereby we work with our lead generation marketing partner to source and deliver new, approved and accepted accounts to credit card issuers. For consumers, we recently improved our offerings by adding an identity theft risk score. As the needs of our customers evolve, we plan to continue to provide creative solutions to help them meet their challenges.

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

Given our incumbent position, we are well positioned to benefit from this trend. In developed markets, such as Canada and Hong Kong, we will continue to improve our core services and seek to expand our service offerings.

Introduce New Service Offerings. We will continue to focus on generating revenue from new offerings across all markets, including value added services and new lines of business. The common nature of our customers’ risk and information management needs allows us to take offerings from developed markets to emerging markets. This further results in the faster development and introduction of solutions for emerging markets as we are able to leverage our global knowledge, technology and expertise to meet local market needs.

Enter New Geographic Markets. We will continue to expand by forming alliances with financial services institutions, industry associations, and other local partners, and by pursuing strategic acquisitions. From our bases in Hong Kong, Latin America and South Africa we seek to expand to other countries in those regions. For example, in 2011, we launched the first consumer credit bureau in the Philippines in partnership with the top-five credit card issuers in that market and acquired an 80% ownership interest in Crivo, marking our entry into Brazil. In 2012, we completed an acquisition of an 85% interest in a credit information and collections business that further expanded our presence into seven additional African countries. We expect to continue to develop operations in new markets around the world.

Focus on Underpenetrated and Growth Industries

We continue to focus on underpenetrated and growth industries in the United States, such as insurance and healthcare, where we believe information-based analytics and decisioning technologies are currently underutilized. Insurers have seen an increase in claims dollars paid, reinforcing their need to price risk appropriately. We offer a range of solutions, including new fraud detection tools and predictive scores that improve accuracy and efficiency for the quoting and underwriting process. In the healthcare industry, increases in high-deductible health plans and the number of uninsured and under-insured consumers have increased collection risks for healthcare providers, creating a greater need for providers to efficiently manage their revenue cycle. We expect that healthcare providers and payers will increase demand for analytics to measure the quality of care in their network. Our strategy is to automate the insurance and payment processes at the beginning of the revenue cycle, help payers analyze claim-related data and facilitate performance reporting and at the same time help patients make informed decisions. This includes helping healthcare providers inform patients about their out-of-pocket costs prior to providing healthcare services so that the financial obligation of the patient is known by both parties prior to the services being provided.

Expand Interactive Business

Consumers are becoming increasingly aware of the need to proactively manage their personal finances. They also recognize the need to protect their identities in the face of several recent highly publicized data breaches. In order to meet the growing market demand for credit monitoring and identity fraud protection services and deepen customer loyalty, we will continue to invest in consumer-driven product enhancements. We have developed a data-driven customer acquisition strategy and will focus our advertising dollars on paid search and display ads, and are expanding into new channels such as mobile and social media. In addition to our direct to consumer offering, we will continue to make our services available on a wholesale basis to strategic partners who combine our services with their own offerings. This strategy allows us to test market new product enhancements and configurations with minimal investment. We plan to leverage the success of our U.S.-based Interactive business to offer similar services in our international markets.

Pursue Strategic Acquisitions

We will evaluate and pursue strategic acquisitions in order to accelerate growth within our existing businesses, and diversify into new businesses. We are focused on opportunities that expand our geographic footprint and the breadth and depth of services, including acquiring proprietary datasets and industry expertise in our key industries. For example, we expanded into Brazil and Chile and enhanced our domestic healthcare offerings through various acquisitions. From time to time we may also seek to increase our investments in foreign entities where we hold a minority interest. We will continue to pursue acquisitions that provide opportunities for long-term value creation by expanding our capabilities, expertise and geographic reach. We plan to maintain our disciplined approach to any acquisition.

Segment Overview

We manage our business and report our financial results in three operating segments: USIS, International and Interactive. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data—Combined Notes to Consolidated Financial Statements,” Note 19, “Operating Segments,” for further information about our segments.

U.S. Information Services

USIS provides consumer credit and data reports, credit scores, analytical services and decisioning technology to businesses. We offer these services to customers in the financial services, insurance, healthcare and other industries, and deliver them through both direct and indirect channels. These businesses use our services to acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt and manage fraud. USIS also provides healthcare insurance-related information to medical care facilities and insurers. In addition, USIS fulfills mandated consumer services such as dispute investigations and free annual credit reports, as required by the FCRA, as amended, and other credit-related legislation. USIS provides solutions to its customers through the following three service lines:

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

International

The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytical and decision services and risk management services. In addition, we have commercial and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Interactive segment that help consumers proactively manage their personal finances. The two market groups in the International segment are as follows:

Developed Markets

We offer online data services, credit marketing services and decision services in developed markets other than the United States, which include Canada, Hong Kong and Puerto Rico. Revenue from developed markets accounted for approximately 39% of our International revenue in 2012.

Canada—We have operated in Canada since 1989 and are one of only two significant consumer reporting agencies in the Canadian market. Revenue from these operations accounted for approximately 65% of our developed markets revenue in 2012.

Hong Kong—We have had a majority ownership interest in the principal consumer credit reporting company in Hong Kong since 1998. Revenue from these operations accounted for approximately 27% of our developed markets revenue in 2012.

Puerto Rico—We entered the Puerto Rican market in 1985 via an acquisition. Revenue from these operations accounted for approximately 8% of our developed markets revenue in 2012.

Emerging Markets

Together with our unconsolidated subsidiaries, we also provide online data services, credit marketing services and decision services in emerging markets, such as South Africa, Mexico, India, Brazil, Chile and other countries in the Africa, Latin American and Asia-Pacific regions. Once credit databases are established in these markets, we can introduce services that have demonstrated success in developed markets. We believe that our flexible approach to forming local partnerships has allowed us to establish a foothold in certain emerging markets where our major competitors have not, such as Mexico and the Philippines. We also believe that our presence in emerging markets helps foster the growth and development of credit-based economies in these markets, thereby resulting in an accelerated demand for credit information services and analytics. Revenue from emerging markets accounted for approximately 61% of our International revenue in 2012.

Africa—Since 1993, we have hosted the most extensive credit database in South Africa, which positions us well for expansion into the rest of the African continent. In addition to our traditional credit reporting services, we offer auto information solutions and commercial credit information services. South Africa accounted for approximately 58% of our emerging markets revenue in 2012. Our presence in South Africa has allowed us to expand into surrounding countries including Kenya, Namibia, Swaziland, Botswana, Zimbabwe, Mozambique, Zambia, Rwanda, Malawi, Tanzania and Uganda.

Latin America—We have been active in Latin America since 1996 and have operations in several Central and South American countries, including a strong presence in the Dominican Republic, and a 25.69% ownership interest in TransUnion de México, S.A., the primary credit bureau in Mexico. In Guatemala, we maintain a centralized database that services Guatemala, Honduras, Nicaragua, El Salvador and Costa Rica. We expanded our footprint in Latin America through our acquisition of majority interests in a Chilean credit bureau in 2010 and a Brazilian decisioning services provider in 2011.

India—In 2003, we partnered with prominent Indian financial institutions to create Credit Information Bureau (India) Limited (“CIBIL”), the first consumer and commercial credit bureau in India. We currently own a 27.5% stake in CIBIL and are also its sole technology, analytics and decision service provider for its consumer business. We derive revenue from royalties paid by CIBIL for the use of our technology, credit scores and other value-added services. In the absence of a national identification number, we created an innovative matching algorithm that allowed us to provide consumer credit reporting services for the Indian population.

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

Interactive

Interactive offers services that help consumers manage their personal finances and protect against identity theft. Services in this segment include credit reports, credit scores, credit monitoring services and fraud management services. Our Interactive segment provides services through both direct and indirect channels.

Direct—We offer services directly to consumers, primarily on a subscription basis through our website, www.transunion.com, to help consumers manage their personal finances and protect them against identity theft. These services include: credit reports, credit scores and analysis, identity risk score and alerts, alerts to changes in credit reports and scores, debt analysis, scores specific to the insurance industry and the ability to restrict third-party access to a consumer’s credit report. We complement these features with personalized content that explains how credit and financial data is used in various industries to evaluate consumers and how a consumer’s financial choices impact this evaluation. Our objective is to acquire and retain quality customers in an efficient manner. We acquire customers primarily through performance-based, data-driven advertising channels, including paid search and online display, where we can precisely measure the return on our advertising spend. We continually enhance our content and add new features to increase the value of our services to our customers. Approximately 70% of Interactive revenue came from our direct channel in 2012.

Indirect—We offer our services wholesale to strategic partners who combine them with their own offerings and sell them to consumers and businesses in such areas as financial services, commercial insurance and online membership clubs. Through these partnerships we are able to test new content and product features with minimal investment. For example, our relationship with an online lead-generation company has helped us to optimize the targeted offers for credit cards and other products that appear on our site. Approximately 30% of Interactive revenue came from our indirect channel in 2012.

Corporate

Corporate provides support services to each operating segment, holds investments and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are primarily enterprise-level costs and are administrative in nature.

Markets and Customers

We have a highly diversified customer base, with our largest customer accounting for approximately 3.3% of revenue in 2012. Our top ten customers accounted for approximately 20.7% of revenue in 2012. A substantial portion of our revenue is derived from companies in the financial services industry.

We have operations in the 33 countries including the United States, South Africa, Canada, Hong Kong, Puerto Rico, Mexico, the Dominican Republic, India, Brazil, Trinidad and Tobago, Guatemala, Chile, Costa Rica, Honduras, Nicaragua, El Salvador, Kenya, Botswana, and the Philippines. The following table summarizes our revenue based on the country where the revenue was earned:

	Approximate percent of consolidated revenue
Country	2010	2011	2012
United States	80%	79%	79%
South Africa	9%	9%	7%
Canada	6%	6%	5%
Other	5%	6%	9%

The following table summarizes long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset:

	Approximate percent of long-lived assets
Country	2010	2011	2012
United States	88%	80%	81%
South Africa	7%	5%	5%
Canada	2%	2%	4%
Other	3%	13%	10%

For additional information about geographical information see Part II, Item 8, “Financial Statements and Supplementary Data—Combined Notes to Consolidated Financial Statements,” Note 19, “Operating Segments.” For additional information about risks related to our foreign operations see Part I, Item 1A, “Risk Factors.”

We market our services primarily through our own sales force. We have dedicated sales teams for our largest customers focused by industry group and geography. These dedicated sales teams provide strategic account management and direct support to customers to develop comprehensive solutions. We use shared sales teams to sell our services to mid-size customers. These sales teams are based in our headquarters office and field offices strategically located throughout the United States and abroad. Smaller customers’ sales needs are serviced primarily through call centers. We also market our services through indirect channels such as resellers, who sell directly to businesses and consumers. Our interactive direct-to-consumer services are sold through our website, www.transunion.com.

Seasonality

Seasonality in the USIS segment is correlated to volumes of online credit data purchased by our financial services and mortgage customers, and our sales have generally been higher during the second and third quarters. Seasonality in our International segment is driven by local economic conditions and relevant macroeconomic market trends. In our Interactive segment, demand for our products generally relates to our advertising spend, which is usually higher during the first half of the year.

Competition

The market for our services is highly competitive. We primarily compete on the basis of differentiated solutions, datasets, services, innovation and price. Our competitors vary in size and in the scope of the services they offer. We are one of three global consumer credit and information management companies, which each have similar market share in the United States. The other two companies are Equifax Inc. and Experian plc, both of which offer a similar range of consumer credit and information management services. We also compete with a number of smaller, specialized companies, all of which offer a subset of the services we provide.

We believe the services we provide to our customers reflect our understanding of our customers’ businesses, the depth and breadth of our data, and the quality of our decisioning technology and advanced analytics. By integrating our services into our customers’ business processes we ensure efficiency, continuous improvement and long-lasting relationships.

Information Technology

Technology

The continuous operation of our information technology systems is fundamental to our business. Our information technology systems collect, access, process, deliver and store the data that is used to provide services to, and develop solutions for, our customers. Customers connect to our systems using a number of different technologies, including secured internet connections, virtual private networks and dedicated network connections. We contract with various third-party providers to help us maintain and support our systems, as well as to modify existing, and develop new, applications to be used in our businesses.

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

We maintain a framework for business continuity that includes written policies requiring each business and operating unit to identify critical functions. Our businesses and operating units have processes in place that are designed to maintain such functions in case there is a disruptive event. We also have a specific disaster recovery plan that will take effect if critical infrastructure or systems fail or become disabled.

As part of our program, a business unit’s continuity plan is periodically updated and stored in a centralized database. These plans are monitored and reviewed by our compliance team. From time to time, our compliance team tests one or more of these plans using desktop exercises or in connection with actual events. We also periodically test the state of preparedness of our most critical disaster recovery procedures. For our primary U.S. data center we have system redundancy plans that allow for the transfer of capacity in the event there is a failure of computer hardware or a loss of our primary telecommunications line or power source. We also maintain a recovery site in Gaithersburg, Maryland that is managed by a third-party to recover the majority of our operational capacity should our redundancy program fail.

Security

The security and protection of non-public consumer information is one of our highest priorities. We have a written information security program with dedicated personnel charged with overseeing that program. Our information security program incorporates continuous improvement methodology and evaluates threats, industry events and asset values to help us appropriately adjust security controls. We employ a wide range of physical and technical safeguards that are designed to provide security around the collection, storage, use and access of information we have in our possession. These safeguards include firewalls, intrusion protection and monitoring, anti-virus and malware protection, vulnerability threat analysis, management and testing, advanced persistent threat monitoring, forensic tools, encryption technologies, data transmission standards, contractual provisions, customer credentialing, identity and access management, data loss, access and anomaly reports, and training programs for associates. For additional information about risks related to security and protection of non-public consumer information see Part I, Item 1A, “Risk Factors.”

Intellectual Property and Licensing Agreements

Our intellectual property is a strategic advantage and protecting it is critical to our business. Because of the importance of our intellectual property, we treat our brand, software, technology, know-how, concepts and databases as proprietary. We attempt to protect our intellectual property rights under the trademark, copyright, patent, trade secret, and other intellectual property laws of the United States and other countries as well as through the use of licenses and contractual agreements, such as nondisclosure agreements. While we hold various patents, we do not rely primarily on patents to protect our core intellectual property. Through contractual arrangements, disclosure controls and continual associate training programs, our principal focus is to treat our key proprietary information and databases as trade secrets. Also, we have registered certain trademarks, trade names, service marks, logos, internet URLs and other marks of distinction in the United States and foreign countries, the most important of which is the trademark “TransUnion.” This trademark is used in connection with most of our service lines and services we sell and we believe it is a known mark in the industry.

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

We license certain data and other intellectual property to other companies, many of which we have an ownership interest in, on arms-length terms that are designed to protect our rights to our intellectual property. We generally use standard licensing agreements and do not provide our intellectual property to third parties without a nondisclosure and license agreement in place.

We also license certain intellectual property that is important for our business from third parties. For example, we license credit-scoring algorithms and the right to sell credit scores derived from those algorithms from third parties for a fee.

Legal and Regulatory Matters

Compliance with legal and regulatory requirements is a top priority. Numerous laws govern the collection, protection, dissemination and use of the non-public personal information we have in our possession. These laws are enforced by federal, state and local regulatory agencies, and in some instances also through private civil litigation.

We proactively manage our compliance with laws and regulations through a dedicated legal and compliance team that generally is locally assigned yet tasked to ensure that enterprise standards are followed. To that end, we have legal and compliance personnel situated at business operations in the United States, Canada, Hong Kong and South Africa. All such personnel report directly to the leaders of these areas, who are located in our corporate offices in Chicago, Illinois. Through the legal and compliance functions, we provide training to our associates, monitor all material laws and regulations, manage our enterprise-wide “know your customer” process, routinely review internal processes to determine whether business practice changes are warranted, assist in the development of new services, and promote regular meetings with principal regulators and legislators to establish transparency of our operations and create a means to understand and react should any issues arise. In addition, as a controlled financial company of a United States bank holding company, we have committed to implement certain compliance programs as directed by that bank holding company pursuant to the stockholders’ agreement entered into by the Company and our principal shareholders.

U.S. Data and Privacy Protection

Our U.S. operations are subject to numerous laws that regulate privacy, data security and the use of consumer credit or an individual’s healthcare information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information. The laws and regulations that affect our U.S. business include, but are not limited to, the following:

•

FCRA—The United States Fair Credit Reporting Act (“FCRA”) applies to consumer credit reporting agencies, including us, as well as data furnishers and users of consumer reports. The FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes. The FCRA limits what information may be reported by consumer reporting agencies, limits the distribution and use of consumer reports, establishes consumer rights to access and dispute their own credit files, requires consumer reporting agencies to make available to consumers a free annual credit report and imposes many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. The law contains an attorney fee shifting provision to provide an incentive to consumers to bring individual or class action lawsuits against a consumer reporting agency for violations of the FCRA. Regulatory enforcement of the FCRA is under the purview of United States Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), and the State Attorney Generals’, acting alone or in concert with one another.

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

•

The Dodd-Frank Act—The stated aim of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) is “To promote the financial stability of the United States by improving the accountability and transparency in the financial system, to end ‘too big to fail’, to protect the American taxpayer by ending bailouts, to protect consumers from abusive financial services practices, and for other purposes.” An important new regulatory body created by Title X of the Dodd-Frank Act is the CFPB. The CFPB, through rulemaking, confirmed that the Company is subject to the examination and supervision of the CFPB, and such examinations began in 2012. It is unknown at this time what impact, if any, the CFPB will have on our business or operations.

•	The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (“GLB Act”)—The GLB Act regulates the receipt, use and disclosure of non-public personal financial information of consumers that is held by financial institutions, including us. Several of our data sets are subject to GLB Act provisions, including limitations on the use or disclosure of the underlying data and rules relating to the technological, physical and administrative safeguarding of non-public personal financial information. Violation of the GLB Act can result in civil and criminal liability. Regulatory enforcement of the GLB ACT is under the purview of by the FTC and State Attorney Generals’, acting alone or in concert with each other.

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

•

The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”)—HIPAA and HITECH requires companies to implement reasonable safeguards to prevent intentional or unintentional misuse or wrongful disclosure of protected health information. In connection with receiving data from and providing services to healthcare providers, we may handle data subject to the HIPAA and HITECH requirements. We obtain protected health information from healthcare providers and payers of healthcare claims that are subject to the privacy, security and transactional requirements imposed by HIPAA. We are frequently required to secure HIPAA-compliant “business associate” agreements with the providers and payers who supply data to us. As a business associate, we are obligated to limit our use and disclosure of health-related data to certain statutorily permitted purposes, as outlined in our business associate agreements and the HIPAA regulations, and to preserve the confidentiality, integrity and availability of this data. HIPAA and HITECH also require, in certain circumstances, the reporting of breaches of protected health information to affiliated individuals and to the United States Department of Health and Human Services. A violation of any of the terms of a business associate agreement or noncompliance with the HIPAA or HITECH data security requirements could result in administrative enforcement action and/or imposition of statutory penalties by the United States Department of Health and Human Services or a state attorney general. The HIPAA and HITECH requirements supplement but do not preempt state laws regulating the use and disclosure of health-related information; state law remedies, which can include a private right of action, remain available to individuals affected by an impermissible use or disclosure of health-related data.

We are also subject to federal and state laws that are generally applicable to any United States business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, state unfair or deceptive practices act and various employment laws. We continuously monitor federal and state legislative and regulatory activities that involve credit reporting, data privacy and security to identify issues in order to remain in compliance with all applicable laws and regulations.

International Data and Privacy Protection

We are subject to data protection, privacy and consumer credit laws and regulations in the foreign countries where we conduct business. These laws and regulations include, but are not limited to, the following:

•

South Africa: National Credit Act of 2005 (the “NCA”)—The NCA and its implementing regulations govern credit bureaus and consumer credit information. The NCA sets standards for filing, retaining and reporting consumer credit information. The Act also defines consumers’ rights with respect to accessing their own information and addresses the process for disputing information in a credit file. The NCA is enforced by The National Credit Regulator who has authority to supervise and examine credit bureaus.

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

•

Mexico: Law on Credit Reporting Societies of 2002 (“LCRS”)—The LCRS regulates the operations of credit information companies that gather, manage, and release credit history information of individuals and businesses. The LCRS requires credit information companies to provide consumer reports to individuals upon request and addresses individuals’ right to challenge information in the report. The LCRS requires that credit reporting companies have adequate technology and internal controls for the security and validation of credit information. The LCRS also has provisions regarding fair information practices and the transfer of data between licensed credit bureaus.

•

Hong Kong: Personal Data (Privacy) Ordinance (“PO”) and The Code of Practice on Consumer Credit Data (“COPCCD”)—The PO and the COPCCD regulate the operation of consumer credit reference agencies. They prescribe the methods and security controls under which credit providers and credit reference agencies may collect, access and manage credit data. In April 2011, the COPCCD was amended to permit credit providers to share limited positive mortgage payment data. In June 2012, the PDPO was amended to increase penalties and create criminal liabilities for repeat contravention of PDPO under which enforcement notices have been served.

We are also subject to various laws and regulations generally applicable to all businesses in the other countries where we operate.

Employees

As of December 31, 2012, we employed approximately 3,400 employees throughout the world. Other than employees in Chile and Brazil, none of our employees is currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.

Corporate Information

TransUnion Holding Company, Inc. was incorporated in Delaware on February 15, 2012, and acquired TransUnion Corp. on April 30, 2012. TransUnion Corp. was incorporated in Delaware on December 2, 2004, and spun off from Marmon Holdings, Inc. on January 1, 2005. Our corporate headquarters are located at 555 West Adams Street, Chicago, Illinois, 60661. Our general telephone number is 312-985-2000.

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

Our largest customers depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred during the past few years and which may be amplified or extended due to concerns regarding sovereign debt levels in Europe or the debt-ceiling and government spending debate in the United States. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our businesses and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in demand, and the volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect our business in 2008 caused a greater focus on expense reduction by our customers and led to a decline in their account acquisition mailings, which resulted in reduced revenues from our credit marketing programs. In addition, financial institutions tightened lending standards and granted fewer mortgage loans, student loans, automobile loans and other consumer loans. As a result, we experienced a reduction in our credit report volumes. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth or collect our receivables. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

Data security and integrity are critically important to our business, and breaches of security, unauthorized disclosure of confidential information, denial of service attacks or the perception that confidential information is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

We own and host a large amount of highly sensitive and confidential consumer information including financial information, personally identifiable information and protected health information. This data is often accessed through secure transmissions over public and private networks, including the internet. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot assure you that systems that access our services and databases will not be compromised, whether as a result of criminal conduct, advances in computer hacking or otherwise. Several recent, highly publicized data security breaches or denial of service attacks at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data, or inability of our customers to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business, and significantly harm our reputation.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event that consumer information is accessed by unauthorized persons and are considering additional regulations regarding the use, access, accuracy and security of such data. In the United States, federal and state laws provide for over 40 disparate notification regimes, all of which we are subject to. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

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

Our services and products depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public records depositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we lost access to this external data or if our access or use were restricted or became less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our business is subject to significant international, federal, state and local laws and regulations, including but not limited to privacy and consumer data protection, financial, tax and labor regulations. See Part I, Item I, “Business—Legal and Regulatory Matters,” for a description of select regulatory regimes to which we are subject. These laws and regulations are complex, change frequently and have tended to become more stringent over time. We currently incur significant expenses in our attempt to ensure compliance with these laws. In the future we may be subject to significant additional expense to investigate, defend or remedy violations of these laws and regulations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class-action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our services are sold into regulated industries, we must comply with additional regulations in marketing our services into these industries, including, but not limited to, state insurance laws and regulations and the HIPAA.

Certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We incurred liability in the past, for example, as a result of a determination by a federal consumer protection agency in the late 1990s that a particular marketing practice common to the industry was unlawful under the FCRA. In 2008, without admitting or denying liability, we agreed to settle the resulting private civil litigation that was based on that federal agency’s determination and paid $75.0 million to the settlement class. See Part I, Item 3, “Legal Proceedings,” for further information regarding the Privacy Litigation. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

The Dodd-Frank Act created the CFPB, which is authorized to adopt rules, supervise and examine certain non-banking companies and initiate enforcement actions with regard to federal consumer financial laws.

In 2010, the United States Congress passed the Dodd-Frank Act. Title X of the Dodd-Frank Act establishes the CFPB, which has broad powers to regulate the offering and the provision of consumer financial products or services under the federal consumer financial laws. General powers of the CFPB include the authority to promulgate regulations and to enforce and administer federal consumer financial laws, including most aspects of the FCRA and other laws applicable to us and our financial customers. The CFPB is expressly charged with prohibiting unfair, deceptive or abusive acts or practices. Through its broad powers to regulate and enforce federal consumer financial laws, the CFPB could place restrictions on our business and the businesses of our financial customers, if the CFPB were to determine through rulemaking, authoritative guidance, supervisory or enforcement actions, for example, that particular acts or practices were unfair, deceptive or abusive to consumers.

We are subject to supervision, examination and enforcement by the CFPB. The Dodd-Frank Act gives the CFPB authority to conduct examinations or investigations and otherwise supervise certain nondepository institutions that are larger participants of a market for other consumer financial products or services, as defined by rule. Noting that the consumer reporting market is of “fundamental importance to the market for consumer credit,” the CFPB announced that credit reporting companies like us are subject to the CFPB’s supervision program under the larger participant rule. The CFPB has broad enforcement powers with regard to federal consumer financial laws. The CFPB may issue subpoenas and bring civil actions in federal court for violations of the federal consumer financial laws, including the FCRA. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for knowing violations. The CFPB has initiated periodic examinations of us and the consumer credit reporting industry, which could result in new regulations or enforcement actions or proceedings.

Also, the Dodd-Frank Act empowers State Attorneys’ General (or the equivalent thereof) to bring civil actions in federal district court (or a state court that is located in that state and that has jurisdiction over the defendant), to enforce Title X of the Dodd-Frank Act or regulations issued by the CFPB thereunder. Lastly, we could also be the subject of investigations and enforcement actions by the FTC or by state agencies (e.g., State Attorneys’ General) who have the powers to enforce the FCRA. See Part 1, Item 1, “Business—Legal and Regulatory Matters,” and Item 3, “Legal Proceedings.”

Changes in legislation or regulations governing consumer credit reports consumer privacy and identity theft may affect our ability to collect, manage and use personal information.

Public concern is high with regard to the operation of credit bureaus in the United States, all well as the collection, use accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data, and other behavioral data. U.S. federal and state laws (as well as laws in many of the other countries where we do business) already regulate credit bureaus and the collection and use of personal data; but additional legislative or regulatory efforts, or an action by Executive Order of the President of the United States, could further regulate credit bureaus, the collection, use, access, accuracy obsolescence, sharing correction and security of this personal information.

Public concern regarding identity theft also has led to more transparency for consumers as to what is in their credit reports. We provide credit reports and scores and monitoring services to consumers for a fee, and this income stream could be reduced or restricted by legislation that requires us to provide these services to consumers free of charge. For example, under U.S. federal law today, we are required to provide consumers with one credit report per year free of charge. Legislation has been introduced from time to time that would require us to provide credit scores to consumers without charge. Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information, or that require us to provide services to customers or a segment of customers without charge, could adversely affect our business, financial position and results of operations.

The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.

Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the CFPB and the FTC) or state (e.g., state attorneys general) authorities or by consumers. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy, and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class actions against us and obtain statutorily prescribed damages. While we do not believe that the outcome of any pending or threatened legal proceeding, investigation examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us. For example, in 2008, pursuant to the terms of a settlement agreement with respect to certain class action proceedings, which we refer to as the Privacy Litigation (as defined herein), we paid $75.0 million into a fund for the benefit of class members and offered approximately 600,000 individuals up to nine months of free credit monitoring services. Moreover, in 2009, pursuant to a settlement agreement we agreed with the other two defendants in a class action proceeding, which we refer to as the Bankruptcy Tradeline Litigation (as defined herein), to deposit $17.0 million, our share of the $51.0 million total settlement, into a settlement fund for the benefit of class members. Our insurance coverage may be insufficient to cover adverse judgments against us. See Part I, Item 3, “Legal Proceedings,” for further information regarding the Privacy Litigation, the Bankruptcy Tradeline Litigation and other material pending litigation or investigations.

We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

An important focus of our business is to identify business partners who can enhance our services and enable us to develop solutions that differentiate us from our competitors. We have entered into several alliance agreements or license agreements with respect to certain of our data sets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies among certain customer industries, or to grant licenses on terms that ultimately may prove to be unfavorable to us, either of which could adversely affect our business, financial condition, or results of operations. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in commercializing the alliance agreements’ services, such commercial failure could adversely affect our business.

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

We may acquire or make investments in businesses that offer complementary services and technologies. Future acquisitions may not be completed on favorable terms and acquired assets, data or businesses may not be successfully integrated into our operations. Any acquisitions or investments will include risks commonly encountered in acquisitions of businesses, including:

•	failing to achieve the financial and strategic goals for the acquired business;

•	paying more than fair market value for an acquired company or assets;

•	failing to integrate the operations and personnel of the acquired businesses in an efficient and timely manner;

•	disrupting our ongoing businesses;

•	distracting management focus from our ongoing businesses;

•	acquiring unanticipated liabilities;

•	failing to retain key personnel;

•	incurring the expense of an impairment of assets due to the failure to realize expected benefits;

•	damaging relationships with employees, customers or strategic partners;

•	diluting the share value of existing stockholders; and

•	incurring additional debt or reducing available cash to service our existing debt.

Any divestitures will be accompanied by the risks commonly encountered in the sale of businesses, which may include:

•	disrupting our ongoing businesses;

•	reducing our revenues;

•	losing key personnel;

•	distracting management focus from our ongoing businesses;

•	indemnification claims for breaches of representations and warranties in sale agreements;

•	damaging relationships with employees and customers as a result of transferring a business to new owners; and

•	failure to close a transaction due to conditions such as financing or regulatory approvals not being satisfied.

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

We have a substantial amount of debt which could adversely affect our financial position and prevent us from fulfilling our obligations under the debt instruments.

As of December 31, 2012, the book value of our debt was approximately $2,680.9 million consisting of $1 billion aggregate principal amount of senior unsecured PIK toggle notes recorded at $998.0 million to account for the unamortized original issue discount, $923.4 million of outstanding borrowings under Trans Union LLC’s senior secured credit facility, $645.0 million aggregate principal amount of senior notes issued by Trans Union LLC recorded at $758.4 million after giving effect to the purchase accounting fair value adjustment in connection with the 2012 Change in Control Transaction and $1.1 million of other debt. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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

In addition, the credit agreement governing Trans Union LLC’s senior secured credit facility, the indenture governing Trans Union LLC’s senior notes and the indentures governing the TransUnion Holding senior unsecured PIK toggle notes contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.

Despite our current level of indebtedness, we may still be able to incur additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures and credit agreements governing our debt will limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional debt, the priority of that debt may impact the ability of existing debt holders to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us, subject to collateral arrangements. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness. In addition, the capacity under the Trans Union LLC senior secured credit facility may be increased by an additional $350.0 million plus an additional amount of indebtedness under the senior secured credit facility or separate facilities permitted by the senior secured credit facility so long as certain financial conditions are met, subject, in each case, to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders, which would be secured indebtedness and therefore effectively senior to our notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing Trans Union LLC’s senior secured credit facility, the indenture governing Trans Union LLC’s senior notes and the indentures governing the senior unsecured PIK toggle notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the covenants of the credit agreement governing our senior secured credit facility and the indenture governing the senior notes, TransUnion Corp. is restricted from making certain payments, including dividend payments to TransUnion Holding.

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.

If we cannot make our scheduled debt payments, we will be in default and all outstanding principal and interest may be declared due and payable, the lenders under Trans Union LLC’s senior secured credit facility could terminate their commitments to loan money, Trans Union’s secured lenders (including the lenders under Trans Union LLC’s senior secured credit facility) could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

We depend on a number of service providers and key vendors such as telecommunication companies, software engineers, data processors, software and hardware vendors and providers of credit score algorithms, who are critical to our operations. These service providers and vendors are involved with our service offerings, communications and networking equipment, computer hardware and software and related support and maintenance. Although we have implemented service-level agreements and have established monitoring controls, our operations could be disrupted if we do not successfully manage relationships with our service providers, if they do not perform or are unable to perform agreed upon service levels, or if they are unwilling to make their services available to us at reasonable prices. If our service providers and vendors do not perform their service obligations, it could adversely affect our reputation, business, financial condition and results of operations.

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

Our success depends on our ability to attract and retain experienced management, sales, research and development, analytics, marketing and technical support personnel. If any of our key personnel were unable or unwilling to continue in their present positions, it may be difficult to replace them and our business could be seriously harmed. On December 31, 2012, Jim Peck, our President and Chief Executive Officer, replaced our prior President and Chief Executive Officer, Siddharth N. (Bobby) Mehta, who stepped down from his position for personal reasons. On September 10, 2012, David Neenan, the new Executive Vice President of our International Segment replaced our prior Executive Vice President of the International Segment, Andrew Knight, who stepped down from his position for personal reasons. The complexity of our services requires trained customer service and technical support personnel. We may not be able to hire and retain such qualified personnel at compensation levels consistent with our compensation structure. Some of our competitors may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expense replacing employees and our ability to provide quality services could diminish, resulting in a material adverse effect on our business.

Affiliates of our Sponsors own substantially all of the equity interests in us and may have conflicts of interest with us or the holders of our debt.

As a result of the merger, investment funds affiliated with our Sponsors control our company interests, and the all of the seats on our board of directors. As a result, affiliates of our Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors regardless of whether our management or the holders of our debt believe that any such transaction is in their own best interests. For example, affiliates of our Sponsors could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with our Sponsors continue to own a significant amount of our equity interests or otherwise control a majority of our board of directors, the Sponsors will continue to be able to strongly influence or effectively control our decisions. In addition, we are permitted and expect to pay, from time to time, advisory and other fees, dividends and other restricted payments to the Sponsors under certain circumstances and the Sponsors or their affiliates may have an interest in our doing so. In addition, the Sponsors have no obligation to provide us with any additional debt or equity financing.

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

Changes in credit ratings issued by statistical rating organizations could adversely affect our cost of financing and the ability to obtain additional financing.

Credit rating agencies rate the Company and our debt on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of the Company or our debt or placing us on a watch list for possible future downgrading could limit our ability to refinance maturing liabilities, access the capital markets to meet liquidity needs, increase our cost of financing and impact the market price of any of our outstanding debt.

Credit ratings are not recommendations to purchase, hold or sell any security. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of any security. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to us or our debt is subsequently lowered or withdrawn for any reason, holders of our debt may not be able to resell that debt at a favorable price or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Properties

Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. We also own a data center building in Hamilton, Ontario, Canada. As of June 30, 2012, we lease space in approximately 70 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.

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

On a regular basis we accrue reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 21, “Contingencies,” for additional information about these reserves. However, for certain cases described below we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar cases pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these cases we do not believe based on currently available information that the outcomes will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period.

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

Privacy Litigation

We are the defendant in sixteen purported class actions that arose from activities of our Performance Data Division that was discontinued over 12 years ago. Fifteen of these purported class actions alleging violations of federal law were consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois (Eastern Division) and are known as In Re TransUnion Corp. Privacy Litigation, MDL Docket No. 1350. We refer to these matters as the “Privacy Litigation.” A companion class action alleging violation of Louisiana state law was filed in 2002 (Andrews v. Trans Union LLC, case No. 02-18553, Civil District, Parish of Orleans, Louisiana), and we refer to this matter as the “Louisiana Action.”

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

We have been advised that there are approximately 100,000 PSCs seeking payment from the Settlement fund. Through court monitored mediation with counsel representing the class members and the PSCs claimants, we have entered into agreements to settle substantially all of these PSCs for payments from the Settlement fund to bring this matter to conclusion. Payments from the Settlement fund have been made in accordance with the terms of the agreements entered into with the settling PSCs. The Court has rejected all objections made by class counsel to the settlements entered into, and payments made to, the PSCs, and confirmed and approved these actions as being in accordance with the Settlement. We expect to ask the Court to issue a final distribution order with respect to the Settlement fund in 2013. We believe the amount remaining in the Settlement fund, after such final distribution order, will be sufficient to meet all demands asserted by any non-settling PSCs.

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

In 2009, we also agreed, with the other two defendants, to settle the monetary claims associated with this matter for $17.0 million each ($51.0 million in total), which amount will be distributed from a settlement fund to pay the class counsel’s attorney fees, all administration and notice costs of the fund to the purported class, and a variable damage amount to consumers within the class based on the level of harm the consumer is able to confirm. Our share of this settlement was fully covered by insurance. Final approval of this monetary settlement by the Court occurred on July 15, 2011. Certain objectors to this monetary settlement have appealed the decision of the Court. This appeal is scheduled to be heard by the federal appellate court in March 2013. If the monetary settlement is not upheld we expect to vigorously litigate this matter and to assert what we believe are valid defenses to the claims made by the plaintiffs. Although we believe we have valid defenses and have not violated any law, and although we have additional insurance coverage available with respect to this matter, the ultimate outcome of this matter is not certain. However, we do not believe any final resolution of this matter will have a material adverse effect on our financial condition.

Virginia Public Records

This purported class action (Donna K. Soutter v. Trans Union LLC No. 3:10-cv-00514-HEH, United States District Court for the Eastern District of Virginia) was filed in 2010 and alleges that we fail to maintain reasonable procedures to assure maximum possible file accuracy with respect to the collection and reporting of the satisfaction, release, dismissal or appeal of judgments entered in the Virginia state court system. Similar cases have been filed against Equifax and Experian. We, like our competitors, contract with a third-party vendor to collect public records on a timely basis. The plaintiff alleges that the diligence used to gather and report satisfactions, releases, dismissals or appeals is inadequate and that the established intervals between trips to the various state courthouses to gather this information is too infrequent. We intend to vigorously defend this matter as we believe we have acted in a lawful manner.

OFAC Alert Service

As a result of a decision by the United States Third Circuit Court of Appeals in 2010 (Cortez v. Trans Union LLC), we modified one of our add-on services we offer to our customers that was designed to alert our customer that the consumer, who was seeking to establish a business relationship with the customer, may potentially be on the Office of Foreign Assets Control, Specifically Designated National and Blocked Persons alert list (the “OFAC Alert”). The OFAC Alert service is meant to assist our customers with their compliance obligations in connection with the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.

In Ramirez v. Trans Union LLC, (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California) that was filed in 2012, the plaintiff has alleged that: the OFAC Alert service does not comply with the Cortez ruling; we have willfully violated the FCRA and the corresponding California state-FCRA based on the Cortez ruling by continuing to offer the OFAC Alert service, and; there are one or more classes of individuals who should be entitled to statutory damages (i.e., $100 to $5,000 per person) based on the allegedly willful violations. In addition to the Ramirez action, the same lawyers representing Ramirez (who also represented the plaintiff in Cortez) have filed two additional alleged class actions in 2012 (Miller v. Trans Union, LLC, No. 12-1715-WJN, United States District Court for the Middle District of Pennsylvania; and Larson v. Trans Union, LLC, No. 12-5726-JSC, United States District Court for the Northern District of California) claiming that how OFAC information is disclosed to consumers violates the FCRA and the corresponding California state-FCRA.

We intend to vigorously defend these matters as we believe we have acted in a lawful manner.

AG Investigation

In 2012 the Columbus Dispatch, a daily newspaper in Columbus, Ohio, published a series of four articles allegedly exposing improper or questionable practices by the three nationwide consumer reporting agencies (TransUnion, Equifax and Experian). As a result of these articles, the Attorney General of the State of Ohio commenced a multi-state attorney general investigation into certain practices of the nationwide consumer reporting agencies. We are currently responding to documentary requests in connection with this investigation. We do not believe we have violated any law and intend to vigorously defend any claim that may result from this investigation.

Guatemala Amparo

A constitutional action (Amparo 01161-2013-00084-OF. 3o. Juzgado Decimo Primero de Primera Instancia del Ramo Civil del Departamento de Guatemala, Constituido en Tribunal de Amparo) was filed in Guatemala on February 1, 2013, against Trans Union Guatemala, S.A. and five other unrelated consumer data information companies by a Guatemalan government official (in his official capacity) alleging that TransUnion and the other entities are violating the fundamental rights of privacy, freedom of action, and right to work of Guatemalan citizens because they may collect and use personal information without obtaining the consent of the individual to which that information pertains. The amparo seeks a judicial determination which would require each of these companies to immediately cease its operations.

TransUnion believes that it is operating in full compliance with all laws of Guatemala and intends to vigorously defend this matter.

Investec Claim

A discontinued operation of the Company, and a Company subsidiary in South Africa, are the subject of claims brought by Investec Bank Limited as a result of the relationship these entities supposedly had with Investec and its affiliates in connection with certain non-prime auto loans made by Investec in 2006, 2007 and 2008 (Investec Bank Limited, TransUnion Decision Support Services (Pty) Limited and TransUnion ITC Receivables & Management (Pty) Limited – Johannesburg South Africa). Investec claims that it relied on certain services provided by the Company’s subsidiary in connection with the underwriting of the auto loans and these services were negligently performed. As a result Investec is seeking approximately $10 million as damages for the losses it allegedly suffered that was caused by this relationship.

The Company does not believe it has done anything wrong with respect to these transactions or the relationship and has fully complied with its obligations under all written agreements between the parties. The parties have agreed to arbitrate the dispute which will occur in early 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

TransUnion Holding Company, Inc. and TransUnion Corp. common stock is privately held, and there is no established public trading market for our common stock.

Holders of Record

As of January 31, 2013, 109,807,128 shares of TransUnion Holding common stock were issued and outstanding and were owned by 13 stockholders of record. In addition, as of December 31, 2012, there were outstanding options to purchase 6,532,809 shares of TransUnion Holding common stock. As of January 31, 2013, 100 shares of TransUnion Corp. common stock were issued and outstanding. All shares of TransUnion Corp. common stock are owned by TransUnion Holding.

Dividends

On November 1, 2012, TransUnion Holding made a distribution of $373.8 million to its shareholders We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and to service our debt and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. Additionally the ability of TransUnion Holding to pay dividends is limited by restrictions on the ability of our operating subsidiaries to make distributions, including restrictions under the terms of the agreements governing our debt. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 13, “Debt,” of our consolidated audited financial statements appearing elsewhere in this report for further information.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 15, “Stock-Based Compensation,” of our consolidated audited financial statement for information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2012, TransUnion Holding sold a total of 424,800 shares of its common stock to certain executive officers of the Company at a price of $6.65 per share. TransUnion Holding also granted options to purchase 1,727,245 shares of its common stock to certain employees at an exercise price of $6.65 per share under the Company’s 2012 Management Equity Plan. The sale of shares and grants of the options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering, and the issuance of the shares of common stock upon exercise of options are exempt from registration in reliance on Rule 701 of the Securities Act.

There were no underwriters employed in connection with any of the transactions set forth above.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities in the fourth quarter of 2012.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods ended and as of the dates indicated below.

We have derived the selected historical consolidated data as of December 31, 2012 and 2011, and for each of the periods in the three-year period ended December 31, 2012, from our audited consolidated financial statements appearing elsewhere in this report. We have derived the selected historical consolidated balance sheet data as of December 31, 2010, 2009 and 2008, from our audited consolidated financial statements as of such dates, which are not included in this report. We have derived the selected historical consolidated income statement data for each of the years ended December 31, 2009 and 2008, from our audited consolidated financial statements for such periods, which are not included in this report. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the following financial data together with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related combined notes appearing elsewhere in this report.

	TransUnion Holding	TransUnion Corp. Successor	TransUnion Corp. Predecessor
	From Inception Through December 31,	For The Eight Months Ended December 31,	For The Four Months Ended April 30,	For The Twelve Months Ended December 31,
(in millions)	2012	2012	2012	2011	2010	2009	2008
Income Statement Data:
Revenue	$767.0	$767.0	$373.0	$1,024.0	$956.5	$924.8	$1,015.9
Operating expense:
Cost of services	298.2	298.2	172.0	421.5	395.8	404.2	432.2
Selling, general and administrative	212.6	211.7	172.0	264.5	263.0	234.6	305.5
Depreciation and amortization	115.0	115.0	29.2	85.3	81.6	81.6	85.7

Total operating expense(1)	625.8	624.9	373.2	771.3	740.4	720.4	823.4
Operating income (loss)	141.2	142.1	(0.2)	252.7	216.1	204.4	192.5
Non-operating income and expense(2)	(138.5)	(69.9)	(63.7)	(185.6)	(133.1)	1.3	17.4

Income (loss) from continuing operations before income taxes	2.7	72.2	(63.9)	67.1	83.0	205.7	209.9
(Provision) benefit for income taxes	(6.6)	(24.3)	11.5	(17.8)	(46.3)	(73.4)	(75.5)

Income (loss) from continuing operations	(3.9)	47.9	(52.4)	49.3	36.7	132.3	134.4
Discontinued operations, net of tax	—	—	—	(0.5)	8.2	1.2	(15.9)

Net income (loss)	(3.9)	47.9	(52.4)	48.8	44.9	133.5	118.5
Less: net income attributable to noncontrolling interests	(4.9)	(4.9)	(2.5)	(8.0)	(8.3)	(8.1)	(9.2)

Net income (loss) attributable to the Company	$(8.8)	$43.0	$(54.9)	$40.8	$36.6	$125.4	$109.3

	TransUnion Holding December 31, 2012	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011	TransUnion Corp. Predecessor December 31, 2010	TransUnion Corp. Predecessor December 31, 2009	TransUnion Corp. Predecessor December 31, 2008
Balance sheet data:
Total assets(3)	$4,378.8	$4,320.7	$1,005.8	$954.2	$1,010.0	$1,169.3
Total debt(3)	$2,680.9	$1,682.9	$1,601.2	$1,606.0	$591.3	$6.2
Total stockholders’ equity(3)	$796.1	$1,771.2	$(824.4)	$(862.0)	$249.4	$996.1

(1)

For the four months ended April 30, 2012, TransUnion Corp. Predecessor total operating expenses included $90.3 million of accelerated stock-based compensation and related expenses resulting from the 2012 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction. For the twelve months ended December 31, 2011, total operating expenses included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. For the twelve months ended December 31, 2010, total operating expenses included $21.4 million of accelerated stock-based compensation and related expenses resulting from the 2010 Change in Control Transaction and a gain of $3.9 million on the trade in of mainframe computers. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2010 Change in Control Transaction. For the twelve months ended December 31, 2008, totaling operating expense included $47.3 million of litigation expense related to the Privacy Litigation class action settlement. See Part I, Item 3 “Legal Proceedings—Privacy Litigation.”

(2)

From inception through December 31, 2012, TransUnion Holding non-operating income and expense included $125.0 million of interest expense and $15.2 million of acquisition expenses related to the 2012 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” for additional information about the impact of the 2012 Change in Control Transaction. For the eight months ended December 31, 2012, TransUnion Corp. Successor non-operating income and expense included $72.8 million of interest expense and $2.4 million of acquisition expenses. For the four months ended April 30, 2012, TransUnion Corp. Predecessor non-operating income and expense included $40.5 million of interest expense and $24.5 million of acquisition expenses, primarily related to the 2012 Change in Control Transaction and the abandoned initial public offering process. For the twelve months ended December 31, 2011, non-operating income and expense included $126.4 million of interest expense and, as a result of refinancing our senior secured credit facility in February 2011, a $9.5 million prepayment premium and $49.8 million write-off of unamortized loan costs incurred in connection with financing the 2010 Change in Control Transaction in June 2010. For the twelve months ended December 31, 2010, non-operating income and expense included $90.1 million of interest expense, $28.7 million of acquisition fees and $20.5 million of loan fees, primarily related to the 2010 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” for further information about the impact of the 2010 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 13, “Debt,” for further information about interest expense and the refinancing.

(3)

The increase in total assets, total debt and stockholders’ equity at December 31, 2012 reflects the impact of the 2012 Change in Control Transaction, including fair value adjustments to assets and liabilities and the additional debt incurred to partially fund the transaction, as well as additional debt incurred to fund a dividend to our shareholders in November 2012. The change in total assets, total debt and stockholders’ equity at December 31, 2010, reflects the impact of the 2010 Change in Control Transaction, including the additional debt incurred to partially fund the transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” for additional information about the impact of the 2012 and 2010 Change in Control Transactions. The decrease in total assets and stockholders’ equity at December 31, 2009, reflects the stock repurchase of approximately $900 million in December 2009. For total assets, this decrease was partially offset by loan proceeds of approximately $600 million received throughout 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of TransUnion Holding’s and TransUnion Corp.’s financial condition and results of operations is provided on a combined basis as a supplement to, and should be read in conjunction with, Part II, Item 6, “Selected Financial Data,” Part I, Item 1A, “Risk Factors,” and Part II, Item 8, “Financial Statements and Supplementary Information,” including TransUnion Holding’s and TransUnion Corp.’s audited consolidated financial statements and the accompanying combined notes. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

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

Where the information provided in this discussion and analysis is substantially the same for each company, such information has been combined. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Overview

We are a leading global provider of information and risk management solutions. We provide these solutions to businesses across multiple industries and to individual consumers. Our technology and services enable businesses to make more timely and informed credit granting, risk management, underwriting, fraud protection and customer acquisition decisions by delivering high quality data, integrated with analytics and decision-making capabilities. Our interactive website provides consumers with real-time access to their personal credit information and analytical tools that help them understand and proactively manage their personal finances. Over a million unique consumers visit our website each month. We have operations in the United States, Africa, Canada, Latin America, Asia Pacific and India and provide services in 33 countries. Since our founding in 1968, we have built a diversified and stable customer base of approximately 45,000 businesses in multiple industries, including financial services, insurance, healthcare, automotive, retail and communications.

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

Recent Developments

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. In connection with the issuance of these notes, TransUnion Holding successfully completed a Consent Solicitation to amend the indenture governing its 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% notes”). The amendment permitted the issuance of the additional $400 million of 8.125% notes and allowed TransUnion Holding to make a dividend payment to its shareholders. The amendment will also increase the interest rate applicable to the 9.625% notes by 0.50% if, prior to June 15, 2015, (a) the 9.625% notes are rated Caa1 or lower by Moody’s Investors Service, Inc. and CCC+ or lower by Standard & Poor’s, and (b) the Consolidated Debt Ratio as defined in the Consent Solicitation Statement is greater than or equal to 5.50 to 1.00. The 8.125% notes are subject to a registration rights agreement that will require us to exchange the notes for an equal amount of notes registered with the SEC. The indenture governing the 8.125% notes and the nonfinancial covenants are substantially similar to those governing the outstanding 9.625% notes described in Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 13, “Debt.” The proceeds of the 8.125% notes were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the new debt and obtaining consents from our existing debt holders. In addition, as part of the transaction, on November 1, 2012, TransUnion LLC prepaid $10.0 million of the senior secured term loan with cash on hand.

On April 30, 2012, pursuant to the Merger Agreement, TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp. for the aggregate purchase price of $1,592.7 million plus the assumption of existing debt. In connection with the acquisition, all existing stockholders of TransUnion Corp. received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. Certain members of management continue to hold equity interests in the form of TransUnion Holding common stock. To partially fund the acquisition, TransUnion Holding issued $600 million principal amount of 9.625% notes. On April 30, 2012 TransUnion Holding was owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSC and 1% by members of management.

Segments

We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”), International and Interactive.

•

USIS provides credit reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. In this segment, we intend to continue to focus on expansion into underpenetrated and growth industries, such as insurance and healthcare, and the introduction of innovative and differentiated solutions in the financial services and other industries.

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

Factors Affecting Our Results of Operations

The following are certain key factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. During 2012 and 2011, in the United States and other markets, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, increased auto loans and an increase in demand for our credit marketing services. These factors helped drive improved financial results in all of our segments during 2011 and 2012. The economic and market improvements, however, were tempered by continuing consumer uncertainty as concerns over both continuing high unemployment and an underperforming housing market have pressured growth in our businesses.

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

2012 Change in Control Transaction

In connection with the 2012 Change in Control Transaction, the Company recognized a significant increase in stock-based compensation due to the accelerated vesting of outstanding options and a significant increase in depreciation and amortization expense as a result of the step-up in basis to fair value of the assets and liabilities of the Company. See Note 2 “Change in Control Transactions,” and the operating expense discussion below for additional information.

Debt Transactions

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125% notes, the proceeds of which were used primarily to pay a dividend to our shareholders. On March 21, 2012, TransUnion Holding issued $600.0 million principal amount of 9.625% notes to partially fund the 2012 Change in Control Transaction. On February 10, 2011, TransUnion Corp. refinanced its senior secured credit facility, which resulted in a significant loss on the early extinguishment of debt. On June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation issued $645.0 million principal amount of 11.375% senior notes to partially fund the 2010 Change in Control Transaction. These debt transactions had a significant impact on interest expense and other income and expense. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” Note 13, “Debt,” and the non-operating income and expense discussion below for additional information.

Recent Acquisitions and Partnerships

We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint and to enter new markets.

•	On May 29, 2012, we acquired an 85% ownership interest in Credit Reference Bureau (Holdings) Limited (“CRB”). CRB operates collections and credit bureau businesses and has locations in eight

African countries, giving us a strategic presence in seven new African countries. The results of operations of CRB, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of acquisition.

•

On December 28, 2011, we acquired an 80% ownership interest in Crivo Sistemas em Informática S.A. (“Crivo”), a Brazilian company. Crivo provides software and services to companies in Brazil to help them make credit, risk and fraud-related decisions. The results of operations of Crivo, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

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

Key Components of Our Results of Operations

Revenue

We derive our USIS segment revenue from three operating platforms: Online Data Services, Credit Marketing Services and Decision Services. Revenue in Online Data Services is driven primarily by the volume of credit reports that our customers purchase. Revenue in Credit Marketing Services is driven primarily by demand for customer acquisition, portfolio review and archive information services. Revenue in Decision Services is driven primarily by demand for services that provide our customers with online, real-time, automated decisions at the point of consumer interaction.

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

Results of Operations—Twelve Months Ended December 31, 2012, 2011 and 2010

TransUnion Holding’s consolidated 2012 results include the stand-alone results of TransUnion Holding from the date of inception through December 31, 2012, and the consolidated results of TransUnion Corp. and subsidiaries after April 30, 2012, the date of acquisition.

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

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Periods after the 2012 Change in Control Transaction are not comparable to prior periods primarily due to significant additional stock-based compensation and transaction costs incurred by TransUnion Corp. predecessor and the additional amortization of intangibles in the Successor period resulting from the fair value adjustments of the assets acquired and liabilities assumed and the additional interest on the notes issued in connection with the transaction. In addition, the Predecessor incurred significant stock-based compensation and acquisition costs related to the 2012 Change in Control Transaction.

We operate TransUnion Holding and TransUnion Corp. as one business and to facilitate comparability with the prior years, we present below the combination of TransUnion Holding consolidated results from inception through December 31, 2012, and TransUnion Corp. Predecessor consolidated results for the four months ended April 30, 2012 (combined results for the year 2012), and compare this to the TransUnion Corp. consolidated results for 2011 and 2010. We present the information in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for 2012 compared to 2011 and 2010, than a presentation of separate historical results for TransUnion Holding and TransUnion Corp. Predecessor and Successor periods would provide. The following table sets forth our historical results of operations for the periods indicated below:

(dollars in millions)	TransUnion Holding Inception Through December 31, 2012	TransUnion Corp. Predecessor Four Months Ended April 30, 2012	TransUnion Holding and TransUnion Corp. Predecessor Combined Twelve Months Ended December 31, 2012	TransUnion Corp. Predecessor Twelve Months Ended December 31, 2011	TransUnion Corp. Predecessor Twelve Months Ended December 31, 2010	Change

						2012 vs. 2011		2011 vs. 2010
						$	%	$	%
Revenue	$767.0	$373.0	$1,140.0	$1,024.0	$956.5	$116.0	11.3%	$67.5	7.1%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	298.2	172.0	470.2	421.5	395.8	48.7	11.6%	25.7	6.5%
Selling, general and administrative	212.6	172.0	384.6	264.5	263.0	120.1	45.4%	1.5	0.6%
Depreciation and amortization	115.0	29.2	144.2	85.3	81.6	58.9	69.1%	3.7	4.5%

Total operating expenses	625.8	373.2	999.0	771.3	740.4	227.7	29.5%	30.9	4.2%
Operating income (loss)	141.2	(0.2)	141.0	252.7	216.1	(111.7)	(44.2)%	36.6	16.9%
Non-operating income and expense
Interest expense	(125.0)	(40.5)	(165.5)	(126.4)	(90.1)	(39.1)	(30.9)%	(36.3)	(40.3)%
Interest income	0.8	0.6	1.4	0.7	1.0	0.7	100.0%	(0.3)	(30.0)%
Other income and (expense), net	(14.3)	(23.8)	(38.1)	(59.9)	(44.0)	21.8	36.4%	(15.9)	(36.1)%

Total non-operating income and expense	(138.5)	(63.7)	(202.2)	(185.6)	(133.1)	(16.6)	(8.9)%	(52.5)	(39.4)%
Income (loss) from continuing operations before income taxes	2.7	(63.9)	(61.2)	67.1	83.0	(128.3)	nm	(15.9)	(19.2)%
(Provision) benefit for income taxes	(6.6)	11.5	4.9	(17.8)	(46.3)	22.7	nm	28.5	61.6%

Income (loss) from continuing operations	(3.9)	(52.4)	(56.3)	49.3	36.7	(105.6)	nm	12.6	34.3%
Discontinued operations, net of tax	—	—	—	(0.5)	8.2	0.5	100.0%	(8.7)	nm

Net income (loss)	(3.9)	(52.4)	(56.3)	48.8	44.9	(105.1)	nm	3.9	8.7%
Less: net income attributable to noncontrolling interests	(4.9)	(2.5)	(7.4)	(8.0)	(8.3)	0.6	7.5%	0.3	3.6%

Net income (loss) attributable to the Company	$(8.8)	$(54.9)	$(63.7)	$40.8	$36.6	$(104.5)	nm	$4.2	11.5%

nm: not meaningful

Key Performance Measures

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. For the twelve months ended December 31, 2012, 2011 and 2010, these key indicators were as follows:

				Change
	Twelve months ended December 31,			2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$	%	$	%
Revenue	$1,140.0	$1,024.0	$956.5	$116.0	11.3%	$67.5	7.1%
Reconciliation of operating income to Adjusted Operating Income:
Operating income	$141.0	$252.7	$216.1	$(111.7)	(44.2)%	$36.6	16.9%
Adjustments(1)	90.7	6.3	17.5	84.4	nm	(11.2)	(64.0)%

Adjusted Operating Income(2)	$231.7	$259.0	$233.6	$(27.3)	(10.5)%	$25.4	10.9%

Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA:
Net income (loss) attributable to the Company	$(63.7)	$40.8	$36.6	$(104.5)	nm	$4.2	11.5%
Discontinued operations	—	0.5	(8.2)	(0.5)	(100.0)%	8.7	nm

Net income (loss) from continuing operations attributable to the Company	$(63.7)	$41.3	$28.4	$(105.0)	nm	$12.9	45.4%
Net interest expense	164.1	125.7	89.1	38.4	30.5%	36.6	41.1%
Income tax provision (benefit)	(4.9)	17.8	46.3	(22.7)	nm	(28.5)	(61.6)%
Depreciation and amortization(3)	144.2	85.3	81.6	58.9	69.1%	3.7	4.5%
Stock-based compensation	4.3	4.6	10.8	(0.3)	(6.5)%	(6.2)	(57.4)%
Other (income) and expense(4)	50.8	71.8	52.9	(21.0)	(29.2)%	18.9	35.7%
Adjustments(1)	90.7	6.3	17.5	84.4	nm %	(11.2)	(64.0)%

Adjusted EBITDA(2)	$385.5	$352.8	$326.6	$32.7	9.3%	$26.2	8.0%

Other metrics:
Cash provided by operating activities of continuing operations of TransUnion Corp.	$144.1	$204.5	$204.6	$(60.4)	(29.5)%	$(0.1)	—%
Cash paid for capital expenditures(5)	$69.2	$74.0	$46.8	$(4.8)	(6.5)%	$27.2	58.1%

nm: not meaningful

(1)

For the twelve months ended December 31, 2012, adjustments included $90.7 million of accelerated stock-based compensation and related expense resulting from the 2012 Change in Control Transaction that were recorded in each segment and Corporate as follows: USIS $41.0 million; International $14.4 million; Interactive $2.3 million; and Corporate $33.0 million. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction. For the twelve months ended December 31, 2011, adjustments included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. Both of these expenses were recorded in our USIS segment. For the twelve months ended December 31, 2010, adjustments included a $3.9 million gain on the trade in of mainframe computers recorded in our USIS segment and $21.4 million of accelerated stock-based compensation and related expenses resulting from the 2010 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $12.2 million; International $2.6 million; Interactive $1.2 million; and Corporate $5.4 million. See Part II,

Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2010 Change in Control Transaction.
(2)

Adjusted Operating Income and Adjusted EBITDA are non-GAAP measures. We present Adjusted Operating Income and Adjusted EBITDA as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. The annual variable compensation for members of senior management is based in part on Adjusted EBITDA. Adjusted Operating Income does not reflect certain stock-based compensation and certain other income and expense. Adjusted EBITDA does not reflect interest, income tax, depreciation, amortization, stock-based compensation or certain other income and expense. Other companies in our industry may calculate Adjusted Operating Income and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, Adjusted Operating Income and Adjusted EBITDA should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Adjusted Operating Income and Adjusted EBITDA are not measures of financial condition or profitability under GAAP and should not be considered alternatives to cash flow from operating activities, as measures of liquidity or as alternatives to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted Operating Income is operating income and the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to the Company. The reconciliations of Adjusted Operating Income and Adjusted EBITDA to their nearest GAAP measures are included in the table above.

(3)

For the twelve months ended December 31, 2012, operating income included additional depreciation and amortization as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” for further information about the impact of the 2012 Change in Control Transaction.

(4)

Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the twelve months ended December 31, 2012, other income and expense included $42.2 million of acquisition-related expenses, primarily related to the 2012 Change in Control Transaction and the abandoned initial public offering process, and $8.6 million of other income and expense. Of the $42.2 million of acquisition-related expenses, $15.2 million was incurred by TransUnion Holding and $27.0 million was incurred by TransUnion Corp. For the twelve months ended December 31, 2011, other income and expense included a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility in February 2011, and $12.5 million of other income and expense. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 13, “Debt,” for further information about the refinancing. For the twelve months ended December 31, 2010, other income and expense included $28.7 million of acquisition fees, an $11.0 million loss on the early extinguishment of debt and $10.0 million of loan fees, all primarily related to the 2010 Change in Control Transaction, and $3.2 million of other income and expense. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” for further information about the impact of the 2012 Change in Control Transaction and the 2010 Change in Control Transaction.

(5)

Capital expenditures for the twelve months ended December 31, 2011, included $18.8 million paid in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010. Capital expenditures for the 2012 combined period consisted of $20.4 million for TransUnion Corp. Predecessor for the four months ended April 30, 2012, and $48.8 million for TransUnion Corp. Successor for the eight months ended December 31, 2012.

Revenue

For 2012, revenue increased $116.0 million compared to 2011 due to increases in revenue in all operating segments as a result of improving economic conditions and increases in the USIS and International segments from our recent acquisitions, partially offset by the impact of weakening foreign currencies in our International segment. For 2011, revenue increased $67.5 million compared to 2010, due to organic growth in all of our segments, acquisitions in our USIS and International segments, and the impact of strengthening foreign currencies in our International segment. Revenue by segment and a more detailed explanation of revenue within each segment follows:

				Change
	Twelve months ended December 31,			2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$	%	$	%
U.S. Information Services:
Online Data Services	$495.6	$451.2	$438.2	$44.4	9.8%	$13.0	3.0%
Credit Marketing Services	132.3	127.1	120.3	5.2	4.1%	6.8	5.7%
Decision Services	97.6	81.8	77.5	15.8	19.3%	4.3	5.5%

Total U.S. Information Services	$725.5	$660.1	$636.0	$65.4	9.9%	$24.1	3.8%
International:
Developed Markets	$91.4	$88.9	$86.5	$2.5	2.8%	$2.4	2.8%
Emerging Markets	143.0	127.2	109.3	15.8	12.4%	17.9	16.4%

Total International	$234.4	$216.1	$195.8	$18.3	8.5%	$20.3	10.4%
Interactive	$180.1	$147.8	$124.7	$32.3	21.9%	$23.1	18.5%

Total revenue	$1,140.0	$1,024.0	$956.5	$116.0	11.3%	$67.5	7.1%

USIS Segment

For 2012, USIS revenue increased $65.4 million compared to 2011, with increases in all platforms due to improved market conditions and the inclusion of revenue from our acquisition of FHS in October 2011. For 2011, USIS revenue increased $24.1 million compared to 2010, primarily due to an increase in online data services revenue that began in the second half of 2010 and continued throughout 2011, growth of our customers’ credit marketing programs, especially during the first six months of 2011, and an increase in decision services revenue due to growth in our healthcare business.

Online Data Services. For 2012 and 2011, online data services revenue increased $44.4 million and $13.0 million, respectively, due to a 13.4% and 3.9% increase in online credit report unit volume in each respective year, primarily in the financial services and resellers markets, as conditions in the consumer and housing credit markets continued to improve.

Credit Marketing Services. For 2012 and 2011, credit marketing services revenue increased $5.2 million and $6.8 million, respectively. Overall requests for Credit Marketing Services increased due to an increase in demand for custom data sets and archive information as our customers increased their credit marketing programs beginning the third quarter of 2010.

Decision Services. For 2012 and 2011, decision services revenue increased $15.8 million and $4.3 million, respectively. The increase in 2012 was primarily due to an increase in healthcare insurance eligibility verification revenue, an increase of 6.6% from our acquisition of FHS, and an increase in the financial services market. The increase in 2011 was primarily due to an increase in healthcare insurance eligibility verification revenue and an increase of 1.7% from our acquisition of FHS in October 2011.

International Segment

For 2012, International revenue increased $18.3 million, or 8.5%, compared to 2011, due to higher local currency revenue from increased volumes in all regions, partially offset by a decrease of 6.2% from the impact of weakening foreign currencies. Revenue increased 10.5% due to our acquisitions of Crivo in December 2011 and CRB in May 2012. Excluding the impact of foreign currencies, revenue increased 15.7% between years. For 2011, International revenue increased $20.3 million, or 10.4%, compared to 2010, due to higher revenue from increased volumes in most countries, an increase of 2.3% from the impact of strengthening foreign currencies and an increase of 2.6% from our acquisition of Databusiness in August 2010.

Developed Markets. For 2012, developed markets revenue increased $2.5 million, or 2.8%, compared to 2011, due to higher volumes in Canada and Hong Kong, partially offset by a decrease of 0.8% from the impact of weakening foreign currencies, primarily the Canadian dollar. For 2011, developed markets revenue increased $2.4 million, or 2.8%, compared to 2010, due to an increase of 3.4% from the impact of strengthening foreign currencies, primarily the Canadian dollar, and higher revenue from increased volume in Hong Kong, partially offset by lower revenue from decreased volume in Canada.

Emerging Markets. For 2012, emerging markets revenue increased $15.8 million, or 12.4%, compared to 2011, due to increased volumes in all regions, partially offset by a decrease of 9.9% from the impact of weakening foreign currencies, primarily the South African rand. Revenue increased 17.8% from our acquisitions of Crivo and CRB. For 2011, emerging markets revenue increased $17.9 million, or 16.4%, compared to 2010, due to higher revenue from increased volumes in all regions, an increase of 4.7% from our acquisition of Databusiness, and an increase of 1.2% from the impact of strengthening foreign currencies, primarily the South African rand. In 2012 and 2011, approximately 58% and 71%, respectively, of the emerging markets revenue was from South Africa.

Interactive Segment

For 2012, Interactive revenue increased $32.3 million compared to 2011, due to an increase in the average numbers of subscribers in our indirect channel and an increase in our average revenue per subscriber in our direct channel. For 2011, Interactive revenue increased $23.1 million compared to 2010, due to an increase in the average number of subscribers in both our direct and indirect channels.

Operating Expenses

For 2012, total operating expenses increased $227.7 million compared to 2011, primarily due to $90.7 million of accelerated stock-based compensation and related expenses recorded by TransUnion Corp. Predecessor resulting from the 2012 Change in Control Transaction, $58.9 million of additional depreciation and amortization primarily resulting from the purchase accounting fair value adjustments, the inclusion of $30.3 million of costs from our FHS, Crivo and CRB operations and an increase in labor and product costs resulting from the growth in revenue, partially offset by cost reductions from our operational excellence program and the impact of weakening foreign currencies in our International segment. For 2011, total operating expenses increased $30.9 million compared to 2010, primarily due to an increase in labor and product costs, the inclusion of costs from our Chile and FHS operations, certain charges in our USIS segment as discussed below, and the impact of strengthening foreign currencies in our International segment, partially offset by lower stock-based compensation expense.

				Change
	Twelve months ended December 31,			2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$	%	$	%
Cost of services	$470.2	$421.5	$395.8	$48.7	11.6%	$25.7	6.5%
Selling, general and administrative	384.6	264.5	263.0	120.1	45.4%	1.5	0.6%
Depreciation and amortization	144.2	85.3	81.6	58.9	69.1%	3.7	4.5%

Total operating expenses	$999.0	$771.3	$740.4	$227.7	29.5%	$30.9	4.2%

Cost of Services

For 2012, cost of services increased $48.7 million compared to 2011. Labor-related costs increased $48.6 including $21.5 million of additional stock-based compensation and related expenses recorded by TransUnion Corp. Predecessor resulting from the 2012 Change in Control Transaction, additional variable compensation costs resulting from the increase in revenue and expansion costs including our acquisitions of FHS, Crivo and CRB. Royalty, data and product costs increased $21.7 million due to the increased volumes, primarily in our Interactive and USIS segments. Costs also increased due to the inclusion of other costs from our acquisitions of FHS, Crivo and CRB. These increases were partially offset by a $20.7 million decrease in data center operating and maintenance costs in our USIS segment due to insourcing these operations and the impact of weakening foreign currencies in our International segment. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction.

For 2011, cost of services increased $25.7 million compared to 2010. Royalty, data and other product costs increased $13.5 million as a result of the increased volume across all segments. Labor-related costs, excluding stock-based compensation, increased $10.5 million, primarily in our USIS and International segments. These labor-related increases were primarily due to increases in variable compensation costs resulting from the increase in revenue and expansion costs as we entered new markets. The labor, royalty and data cost increases also included the impact of strengthening foreign currencies. Cost of services for 2011 also included a $3.6 million fee for the early termination of an outsourcing vendor contract and a $2.7 million software impairment and related restructuring charge. Cost of services for 2010 included a $3.9 million gain on the trade in of mainframe computers recorded in our USIS segment. These increases were partially offset by a decrease in our recurring stock-based compensation expense due to a change in our stock-based compensation program and a one-time $8.0 million charge for additional stock-based compensation and related expense incurred in 2010 as a result of the 2010 Change in Control Transaction.

Selling, General and Administrative

For 2012, selling, general and administrative expenses increased $120.1 million compared to 2011. Labor-related costs increased $97.7 million including $69.2 million of additional stock-based compensation and related expenses recorded by TransUnion Corp. Predecessor resulting from the 2012 Change in Control Transaction, additional variable compensation costs resulting from the increase in revenue and expansion costs including labor costs from our acquisitions of FHS, Crivo and CRB. Selling, general and administrative costs also increased due to the inclusion of other costs associated with our acquisitions. These increases were partially offset by the impact of weakening foreign currencies in our International segment.

For 2011, selling, general and administrative costs increased $1.5 million compared to 2010. Labor-related costs, excluding stock-based compensation, increased $9.3 million, primarily in our USIS and International segments and Corporate. This increase was primarily due to increases in variable compensation as a result of the increase in revenue and additional costs due to expansion into new markets, as well as the impact of strengthening foreign currencies. The increase in labor-related costs was partially offset by a decrease in stock-based compensation due to a change in our recurring stock-based compensation program and a $13.4 million charge for additional stock-based compensation and related expense incurred in 2010 as a result of the 2010 Change in Control Transaction.

Depreciation and amortization

For 2012, depreciation and amortization increased $58.9 million compared to 2011 due to additional depreciation and amortization resulting from the fair value basis adjustments to the tangible and intangible assets made in connection with the 2012 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” for further information about the portion of the purchase price allocated to tangible and intangible assets and their estimated useful lives.

Operating Income and Operating Margins

				Change
	Twelve months ended December 31,			2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$	%	$	%
Operating income:
U.S. Information Services(1)(2)	$155.1	$185.8	$177.1	$(30.7)	(16.5)%	$8.7	4.9%
International(1)(2)	24.4	66.7	62.7	(42.3)	(63.4)%	4.0	6.4%
Interactive(1)	61.7	56.5	37.7	5.2	9.2%	18.8	49.9%
Corporate(1)(2)	(100.2)	(56.3)	(61.4)	(43.9)	(78.0)%	5.1	8.3%

Total operating income(1)(2)	$141.0	$252.7	$216.1	$(111.7)	(44.2)%	$36.6	16.9%

Operating margin:
U.S. Information Services	21.4%	28.1%	27.8%		nm		0.3%
International	10.4%	30.9%	32.0%		nm		(1.1)%
Interactive	34.3%	38.2%	30.2%		nm		8.0%
Total operating margin	12.4%	24.7%	22.6%		nm		2.1%

Adjusted Operating Income:(3)
U.S. Information Services	$196.1	$192.1	$185.4	$4.0	2.1%	$6.7	3.6%
International	38.8	66.7	65.3	(27.9)	(41.8)%	1.4	2.1%
Interactive	64.0	56.5	38.9	7.5	13.3%	17.6	45.2%
Corporate	(67.2)	(56.3)	(56.0)	(10.9)	(19.4)%	(0.3)	(0.5)%

Total Adjusted Operating Income	$231.7	$259.0	$233.6	$(27.3)	(10.5)%	$25.4	10.9%

Adjusted Operating Margin:
U.S. Information Services	27.0%	29.1%	29.2%		(2.1)%		(0.1)%
International	16.6%	30.9%	33.4%		(14.3)%		(2.5)%
Interactive	35.5%	38.2%	31.2%		(2.7)%		7.0%
Total adjusted operating margin	20.3%	25.3%	24.4%		(5.0)%		0.9%

(1)

For 2012, operating income included $90.7 million of accelerated stock-based compensation and related expense recorded primarily by TransUnion Corp. Predecessor as a result of the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.0 million; International $14.4 million; Interactive $2.3 million; and Corporate $33.0 million. For 2012, operating income also included additional depreciation and amortization as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction. The $58.9 million increase in depreciation and amortization, which is primarily related to the purchase accounting fair value adjustment, was recorded in each segment and in Corporate as follows: USIS $34.3 million; International $21.8 million; Interactive $2.2 million; and Corporate $0.6 million. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the acquisition of TransUnion Corp. For 2011, operating income included a $3.6 million fee for the early termination of an outsourcing vendor contract and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. Both of these expenses were recorded in our USIS segment. For 2010, operating income included a $3.9 million gain on the trade in of mainframe computers recorded in our USIS segment and $21.4 million of accelerated stock-based compensation and related expenses resulting from the 2010 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $12.2 million; International $2.6 million; Interactive $1.2 million; and Corporate $5.4 million.

(2)

For 2010, a $2.2 million legal settlement with a global vendor impacted segment and corporate operating income as follows: USIS a $1.9 million increase; International a $2.2 million increase; and Corporate a $1.9 million decrease.

(3)

See footnote 2 to the “Key Performance Measures” table above for a discussion about Adjusted Operating Income, why we use it, its limitations, and the reconciliation to its most directly comparable GAAP measure, operating income.

For 2012, consolidated operating income decreased $111.7 million, resulting in a significant decrease in our operating margin compared to 2011. This decrease was primarily due to the increase in stock-based compensation and related expenses, the additional depreciation and amortization, and the increase in labor costs from revenue growth and expansion, partially offset by the increase in revenue discussed above. Margins for the USIS segment decreased primarily due to the increase in stock-based compensation and related expense, depreciation and amortization, and an increase in labor costs resulting from the growth in revenue and expansion, partially offset by the increase in revenue and cost reductions from our operational excellence program. Margins for the International segment decreased primarily due to increases in stock-based compensation and related expenses, depreciation and amortization, and labor and product costs, including integration costs for our acquisitions of Crivo and CRB and investments in start-up operations such as those in the Philippines, partially offset by the increase in revenue. Margins for the Interactive segment decreased primarily due to the increase in stock-based compensation and related expenses, data costs, and depreciation and amortization, partially offset by the increase in revenue.

For 2011, consolidated operating income increased $36.6 million and operating margin increased by 210 basis points compared to 2010, due to the increase in revenue partially offset by the increase in operating expenses as discussed above. Margins for the USIS segment increased as the increase in revenue and decrease in stock-based compensation were partially offset by an increase in labor and litigation costs and the impact of the early termination fee and the impairment charge discussed above. Margins for the International segment decreased as increases in labor and product costs more than outweighed the increase in revenue. Margins for the Interactive segment increased due to the increase in revenue.

Non-Operating Income and Expense

	Twelve months ended December 31,			$ Change
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Interest expense	$(165.5)	$(126.4)	$(90.1)	$(39.1)	$(36.3)
Interest income	1.4	0.7	1.0	0.7	(0.3)
Other income and expense, net:
Loan fees	(5.0)	(60.9)	(21.6)	55.9	(39.3)
Acquisition fees	(42.2)	(8.5)	(28.7)	(33.7)	20.2
Earnings from equity method investments	12.1	11.4	8.4	0.7	3.0
Loss on sale of investments	—	—	(2.1)	—	2.1
Dividends from cost method investments	0.6	0.6	0.5	—	0.1
Other	(3.6)	(2.5)	(0.5)	(1.1)	(2.0)

Total other income and expense, net	(38.1)	(59.9)	(44.0)	21.8	(15.9)

Non-operating income and expense	$(202.2)	$(185.6)	$(133.1)	$(16.6)	$(52.5)

Other income and expense, net, was significantly impacted by the 2012 Change in Control Transaction, the 2010 Change in Control Transaction and the refinancing of Trans Union LLC’s senior secured credit facility in February, 2011. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” and Note 13, “Debt,” for additional information.

For 2012, interest expense increased $39.1 million compared to 2011, primarily due to the issuance of the TransUnion Holding 9.625% notes used to partially fund the 2012 Change in Control Transaction and the issuance of the TransUnion Holding 8.125% notes used to pay a distribution to shareholders in November 2012. Of the total interest expense in 2012, $52.2 million was interest on the TransUnion Holding notes. For 2011, interest expense increased $36.3 million compared to 2010, due to a full year’s interest expense in 2011 compared to a partial year’s interest expense in 2010 on the debt incurred to finance the 2010 Change in Control Transaction in June 2010.

For 2012, loan fees included a $2.7 million fee for a bridge loan commitment for the 2012 Change in Control Transaction, the amortization of deferred financing fees allocated to our revolving line of credit, and the payment of fees for the unused revolving line of credit. For 2011, loan fees included a $59.3 million loss on the early extinguishment of debt, consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility, the amortization of deferred financing fees allocated to our revolving line of credit, and the payment of fees for the unused revolving line of credit. For 2010, loan fees included a $10.0 million fee for the lender’s commitment to provide a bridge loan for the 2010 Change in Control Transaction that we did not utilize, $8.9 million of previously unamortized deferred financing fees related to the senior unsecured credit facility that was repaid as part of the 2010 Change in Control Transaction, and $2.7 million of commitment fees and amortization of deferred financing fees related to the undrawn portion of the lines of credit that were outstanding during 2010.

Acquisition fees represent costs we have incurred for various acquisition-related efforts. For 2012, acquisition fees include $36.5 million of costs related to the 2012 Change in Control Transaction and $3.0 million of initial public offering related expenses that were previously capitalized but written off in the first quarter of 2012 as we formally withdrew our registration statement on Form S-1 as a result of the 2012 Change in Control Transaction. Of the $36.5 million 2012 Change in Control Transaction costs, $15.2 million was incurred by TransUnion Holding and $21.3 million was incurred by TransUnion Corp. For 2011, acquisition fees of $8.5 million included fees related to our acquisition of FHS and Crivo as discussed in Note 17, “Business Acquisitions,” as well as fees related to unsuccessful acquisition activity. For 2010, acquisition fees of $28.7 million were primarily due to transaction fees for the 2010 Change in Control Transaction.

For 2012, earnings from equity method investments increased $0.7 million compared to 2011, primarily due to our purchase of an additional 7.51% ownership interest in CIBIL on December 20, 2011. For 2011, earnings from equity method investments increased $3.0 million compared to 2010, primarily due to an increase in the net income of our Mexico affiliate.

For 2010, the $2.1 million loss on sale of investments was due to a loss realized on the settlement of the swap instruments we held as an interest rate hedge on our old senior unsecured credit facility that was repaid in connection with the 2010 Change in Control Transaction.

Provision for Income Taxes

Effective January 1, 2012, the look-through rule under subpart F of the U.S. Internal Revenue Code expired. The subpart F provisions require U.S. corporate shareholders to recognize current U.S. taxable income from passive income, such as dividend income, at certain foreign subsidiaries regardless of whether that income is remitted to the U.S. The look-through rule had provided an exception to this recognition for subsidiary passive income attributable to an active business. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S. In calculating the U.S. tax expense on unremitted foreign earnings, we offset the increase in tax with the benefit of related foreign tax credits. As part of the American Taxpayer Relief Act of 2012 enacted into law on January 2, 2013, the look-through rule was retroactively reinstated to January 1, 2012, and we expect to reverse the tax expense we recorded for Subpart F in 2012 during the first quarter of 2013.

The increase in tax deductible transaction costs and interest expense resulting from the 2012 Change in Control Transaction and the related increase in debt significantly reduced the amount of foreign tax credits available to offset our tax expense on both foreign dividends received and unremitted foreign earnings.

TransUnion Holding

As a result of the 2012 Change in Control Transaction and increased debt service requirements resulting from the additional debt incurred by TransUnion Holding, we asserted under ASC 740-30 that all unremitted foreign earnings of TransUnion Corp. accumulated as of April 30, 2012, were not indefinitely reinvested outside the U.S. Accordingly, we recorded a deferred tax liability for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.

The effective tax rate was 244.4% for the year ended December 31, 2012. This rate was higher than the 35% U.S. federal statutory rate primarily due to the lapse of the look-through rule and the reduction in available foreign tax credits, the unfavorable impact of ASC 740-30 and the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the Company’s foreign earnings.

TransUnion Corp.

As a result of the 2012 Change in Control Transaction, TransUnion Corp. has two taxable years in 2012, one for the Predecessor and one for the Successor. TransUnion Corp.’s current and deferred taxes have been allocated as if it were a separate taxpayer, notwithstanding that it will join in the consolidated federal income tax return of TransUnion Holding after April 30, 2012.

The effective tax rate was 33.7% for the eight months ended December 31, 2012. This rate was lower than the U.S. federal statutory rate of 35% primarily due to the favorable tax rate differential on foreign earnings and the favorable impact on the ASC 740-30 deferred tax liability due to a reduction in the Dominican Republic withholding tax, partially offset by the lapse of the look-through rule and the reduction in available foreign tax credits.

For the four months ended April 30, 2012, we reported a loss from continuing operations before income taxes. The effective tax benefit rate for this period of 18.0% was lower than the U.S. federal statutory rate of 35% primarily due to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

For 2011, the effective tax rate of 26.5% was lower than the U.S. federal statutory rate of 35% primarily due to the additional tax-deductible transaction costs resulting from our analysis of the fees incurred in the 2010 Change in Control Transaction and lower tax rates in foreign countries, primarily Canada and Puerto Rico, partially offset by the impact of foreign dividends and foreign tax credits.

For 2010, the effective tax rate of 55.8% was higher than the U.S. federal statutory rate of 35% primarily due to the nondeductible expenses related to the 2010 Change in Control Transaction and the limitation on our foreign tax credit.

Discontinued Operations, Net of Tax

				Change
	Twelve months ended December 31,			2012 vs. 2011	2011 vs. 2010
(in millions)	2012	2011	2010	$	$
Discontinued operations, net of tax	$—	$(0.5)	$8.2	$0.5	$(8.7)

During the first quarter of 2010, we completed the sale of the remaining business comprising our real estate services business. During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders. We will have no significant ongoing relationship with either of these businesses.

Revenue for the discontinued real estate services operations was $3.7 million in 2010. The net loss from these discontinued operations for 2011 of $0.5 million was a result of expenses incurred to wind down the operations. Net income from these discontinued operations for 2010 included an operating loss of $2.7 million and a gain on the final disposal of the business of $5.2 million.

Revenue for the discontinued South Africa collection business was $1.3 million in 2010. Net income from these discontinued operations was $5.7 million in 2010. The 2010 net income included an operating loss of less than $0.1 million and a gain of $3.7 million, $5.7 million after tax benefit, on the final disposal of this business.

See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 18, “Discontinued Operations,” for additional information on discontinued operations.

Significant Changes in Assets and Liabilities

Our balance sheet at December 31, 2012, as compared to December 31, 2011, was impacted by the 2012 Change in Control Transaction, which was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Accordingly, all of our assets and liabilities were recorded at fair value as of April 30, 2012, resulting in a significant change to our balance sheet. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” for additional information.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and Trans Union LLC’s senior secured revolving credit facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. TransUnion Corp. will also pay future cash dividends to TransUnion Holding to fund their debt service obligations. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving credit facility will be sufficient to fund our planned capital expenditures, debt service obligations and operating needs for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.

Cash and cash equivalents totaled $154.3 million at December 31, 2012, of which $72.2 million was held outside the United States. Cash and cash equivalents totaled $107.8 million at December 31, 2011, of which $68.5 million was held outside the United States. The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. As of December 31, 2012, we had no outstanding borrowings under our senior secured revolving line of credit and could borrow up to the full amount. Beginning in 2014, under the amended senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 13, “Debt,” and Note 26, “Subsequent Event,” for additional information.

The Company intends to keep all foreign earnings recognized after the 2012 Change in Control Transaction permanently reinvested in operations outside of the United States as these earnings are not needed to fund our current or expected domestic operations. In connection with the 2012 Change in Control Transaction, the Company has asserted that undistributed foreign earnings recognized prior to the transaction are not permanently reinvested outside of the United States. Accordingly, under ASC 740-30 we recorded a liability for the increase in tax that would result from a distribution to the United States of the accumulated foreign earnings as of April 30, 2012.

Sources and Uses of Cash

TransUnion Holding

In connection with the 2012 Change in Control Transaction, TransUnion Holding received $1,093.2 million from GSC and Advent and $600.0 million from the proceeds of the 9.625% notes and distributed the cash to pay the prior stockholders, option holders, and deal-related costs. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” for additional information.

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125% notes, at an offering price of 99.5% in a private placement to certain investors. The proceeds were used to pay a $373.8 million dividend to our shareholders, with the balance used to pay various costs associated with issuing the new debt and obtaining consents from our existing debt holders.

TransUnion Corp.

(in millions)	TransUnion Corp. Predecessor Four Months Ended April 30, 2012	TransUnion Corp. Successor Eight Months Ended December 31, 2012	TransUnion Corp. Combined Twelve Months Ended December 31, 2012	TransUnion Corp. Twelve Months Ended December 31, 2011	TransUnion Corp. Twelve Months Ended December 31, 2010	2012 vs. 2011 Change	2011 vs. 2010 Change
Cash provided by operating activities of continuing operations	$52.4	$91.7	$144.1	$204.5	$204.6	$(60.4)	$(0.1)
Cash used in operating activities of discontinued operations	—	—	—	(1.3)	(4.2)	1.3	2.9
Cash (used in) provided by investing activities	(19.6)	(61.2)	(80.8)	(181.6)	70.4	100.8	(252.0)
Cash (used in) provided by financing activities	(45.0)	28.1	(16.9)	(41.2)	(290.5)	24.3	249.3
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.7)	0.1	(3.8)	1.8	3.9	(5.6)

Net change in cash and cash equivalents	$(11.4)	$57.9	$46.5	$(23.4)	$(17.9)	$69.9	$(5.5)

Operating Activities

Cash provided by operating activities decreased $60.4 million in 2012, from $204.5 million in 2011 to $144.1 million in 2012. The decrease was primarily due to cash used to fund working capital and higher cash interest expense resulting from the new debt. Cash provided by operating activities decreased $0.1 million in 2011, from $204.6 million in 2010 to $204.5 million in 2011. Cash flows for additional interest expense paid on our debt were offset by higher cash flows from operating income.

Investing Activities

Cash used in investing activities decreased $100.8 million, from $181.6 million in 2011 to $80.8 million in 2012. The decrease was primarily due to the decrease in cash paid for acquisitions partially offset by a decrease in proceeds from sale of trading securities. Cash used in investing activities increased $252.0 million, from a source of cash of $70.4 million in 2010 to a use of cash of $181.6 million in 2011. The increase in cash used was primarily due to an increase in cash paid for our acquisitions, lower net proceeds from the sale of our securities and increased cash expenditures on property and equipment.

Financing Activities

Cash used in financing activities decreased $24.3 million, from $41.2 million in 2011 to $16.9 million in 2012. The decrease was primarily due to the stockholder contribution received in 2012 partially offset by the dividends, the 2012 Change in Control Transaction fees and an increase in the amount of debt repaid. Cash used in financing activities decreased $249.3 million, from $290.5 million in 2010 to $41.2 million in 2011. The decrease in cash used was primarily due to the net cash used to finance the 2010 Change in Control Transaction.

Capital Expenditures

We make capital expenditures to grow our business by developing new and enhanced capabilities, to increase our effectiveness and efficiency and to reduce risks. Our capital expenditures include product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life.

For 2012, cash paid for capital expenditures decreased $4.8 million, from $74.0 million in 2011 to $69.2 million in 2012. On an accrual basis, our capital expenditures were $66.7 million in 2012 compared to $66.9 million in 2011. For 2011, cash paid for capital expenditures increased $27.2 million, from $46.8 million in 2010, to $74.0 million in 2011, due in part to a payment of $18.8 million in the first quarter of 2011 for assets purchased and accrued for in the fourth quarter of 2010. On an accrual basis, our capital expenditures were $66.9 million in 2011 compared to $65.2 million in 2010. On an accrual basis, we expect total capital expenditures for 2013 to be comparable to 2012 as a percent of revenue.

Debt

TransUnion Holding

8.125% notes

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125% notes due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. The proceeds were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the new debt and obtaining consents from our existing debt holders. TransUnion Holding is required to pay interest on the notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.

In connection with the issuance of these notes, TransUnion Holding successfully completed a Consent Solicitation to amend the indenture governing its 9.625% notes. The amendment permitted the issuance of the additional $400 million of notes and allowed TransUnion Holding to make a dividend payment to its shareholders. The 8.125% notes are subject to a registration rights agreement that will require us to exchange the 8.125% notes for an equal amount of notes registered with the SEC. The indenture governing these notes and the nonfinancial covenants are substantially similar to those governing the outstanding 9.625% notes. We are in compliance with all covenants under the indenture governing the 8.125% notes.

9.625% notes

On March 21, 2012, in connection with the 2012 Change in Control Transaction, TransUnion Holding issued $600.0 million principal amount of 9.625% notes due June 15, 2018. TransUnion Holding is required to pay interest on the notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.

The indenture governing the 9.625% notes contains nonfinancial covenants that include restrictions on our ability to pay dividends or distributions, repurchase equity, prepay junior debt, make certain investments, incur additional debt, issue certain stock, incur liens on property, merge, consolidate or sell certain assets, enter into transactions with affiliates, and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company. We are in compliance with all covenants under the indenture governing the 9.625% notes.

TransUnion Corp. and its subsidiaries do not guarantee any of the above TransUnion Holding PIK toggle notes and do not have any contractual obligations to repay the notes. TransUnion Corp. has, however, paid and expects to continue to pay cash dividends to TransUnion Holding to enable funding of the cash interest payments due on the notes. The ability of TransUnion Corp. to pay dividends and make other payments to TransUnion Holding will depend on its earnings and may be restricted by, among other things, the covenants in the indentures governing the notes, applicable laws and regulations and by the terms of the agreements into which it enters. The terms of the credit agreement governing the TransUnion LLC senior secured credit facility and the indenture governing the Trans Union LLC senior notes significantly restrict TransUnion Corp. from paying dividends and otherwise transferring assets to TransUnion Holding.

TransUnion Corp.

Senior Secured Credit Facility

On February 5, 2013, the Company signed amendment No. 4 to its senior secured credit facility, which will be effective March 1, 2013. The amendment, among other things, lowered the floor on the term loan from 1.50% to 1.25%, lowered the margin on the term loan from 4.00% to 3.00%, extended the term loan maturity date one year to February 2019, delayed the first required excess cash payment until 2014, and relaxed certain covenant requirements.

In connection with the 2010 Change in Control Transaction, on June 15, 2010, Trans Union LLC entered into a senior secured credit facility with various lenders, which was amended and restated on February 10, 2011. On April 30, 2012, in connection with the 2012 Change in Control Transaction, the senior secured credit facility was further amended to, among other things, change the applicable margin on LIBOR based borrowings from 3.25% to 4.00%, increase the revolving line of credit by $10 million, and extend the term on a portion of the revolving line of credit.

The credit facility consists of a seven-year $950.0 million senior secured term loan and a five-year $210.0 million senior secured revolving line of credit, with $25.0 million expiring June 15, 2015, $30.0 million expiring February 10, 2016, and $155.0 million expiring February 10, 2017. Interest rates on the borrowings are based, at Trans Union LLC’s election, on LIBOR or an alternate base rate, subject to a floor, plus an applicable margin based on the senior secured net leverage ratio. There is a commitment fee payable quarterly, based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, which is our principal operating subsidiary, including its investment in subsidiaries. The credit facility contains various restrictive covenants including restrictions on dividends, investments, indebtedness, liens, dispositions, future borrowings and other restricted payments, and a senior secured net leverage ratio covenant. As of December 31, 2012, Trans Union LLC was in compliance with all of the loan covenants.

Under the term loan, Trans Union LLC is required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. In connection with the recent credit agreement amendment, Trans Union LLC will also be required to make additional principal payments beginning in 2014, of between zero and fifty percent of the prior year’s excess cash flows with such percentage determined based on the net leverage ratio as of the end of such prior year. Trans Union LLC did not borrow or repay any funds under the revolving line of credit during the twelve months ended December 31, 2012.

On November 1, 2012, TransUnion LLC prepaid $10.0 million of the senior secured term loan with cash on hand in connection with the transaction to issue the TransUnion Holding 8.125% notes

11.375% notes

In connection with the 2010 Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation issued $645.0 million 11.375% senior notes due June 15, 2018. The indenture governing the Trans Union LLC senior notes contains restrictive covenants, including restrictions on dividends, investments, indebtedness, liens, dispositions, future borrowings and other restricted payments. As of December 31, 2012, we were in compliance with all covenants under the indenture governing the 11.375% notes.

RFC loan

On June 15, 2010, we borrowed $16.7 million under the RFC loan to finance a portion of the 2010 Change in Control Transaction. The loan was an unsecured, non-interest bearing note, of which $2.5 million of the $16.7 million borrowed was treated as imputed interest. The loan required repayments of principal annually based on foreign excess cash flows. Interest expense was calculated under the effective interest method using an imputed interest rate of 11.625%. In connection with the 2012 Change in Control Transaction, the RFC loan was repaid in full.

Senior unsecured credit facility and interest rate swap

On November 16, 2009, we entered into a senior unsecured credit facility with JPMorgan Chase Bank, N.A and various lenders and borrowed $500.0 million to fund the purchase of our common stock. On November 19, 2009, we entered into swap agreements with financial institutions that effectively fixed the interest payments on a portion of this loan. In connection with the 2010 Change in Control Transaction, on June 15, 2010, we repaid the remaining balance of our senior unsecured credit facility and cash settled the swap instruments, realizing a $2.1 million loss that was included in other expense.

Effect of certain debt covenants

A breach of any of the covenants under the agreements governing our debt could limit our ability to borrow funds under the TransUnion LLC senior secured revolving line of credit and could result in a default under the TransUnion LLC senior secured credit facility, the indenture governing the Trans Union LLC senior notes or the indentures governing the TransUnion Holding senior unsecured PIK toggle notes. Upon the occurrence of an event of default under the TransUnion LLC senior secured credit facility, the indenture governing the Trans Union LLC senior notes, or the indentures governing the TransUnion Holding senior unsecured PIK toggle notes, the TransUnion LLC lenders, the holders of the TransUnion Corp. senior notes, or the holders of the TransUnion Holding senior unsecured PIK toggle notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable, and the lenders could terminate all commitments to extend further credit under our secured credit facility. If we were unable to repay the amounts declared due, the lenders could proceed against any collateral granted to them to secure that indebtedness. We have pledged substantially all of the TransUnion LLC assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, or the holders of the TransUnion Corp. senior notes or TransUnion Holding senior unsecured PIK toggle notes accelerate repayment of the notes, we may not have sufficient assets to repay the debt due. See Part I, Item 1A, “Risk Factors.”

TransUnion Corp. is a holding company and its ability to meet its liquidity needs or to pay dividends on its common stock depends on its subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the senior secured credit facility and the co-issuer of the Trans Union LLC senior notes, is not permitted to declare any dividend or make any other distribution, subject to certain exceptions including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Corp.’s consolidated net income.

In addition, TransUnion LLC’s senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.25 to 1 from January 1, 2012, through June 30, 2012, and 4.00 to 1 thereafter. The covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. Although TransUnion Corp. was not subject to the covenant at December 31, 2012, because it did not have borrowings outstanding on the senior secured revolving line of credit, the senior secured net leverage ratio for TransUnion Corp. as of December 31, 2012, was 1.84 to 1. The senior secured net leverage ratio is the ratio of consolidated senior secured net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended December 31, 2012, totaled $421.4 million. Covenant EBITDA was higher than Adjusted EBITDA by $35.9 million for the trailing twelve-month period ended December 31, 2012, because of adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

Under the covenants of the indenture governing the Trans Union LLC 11.375% notes, TransUnion Corp. is restricted from making certain payments, including dividend payments to TransUnion Holding. As of December 31, 2012 and 2011, TransUnion Corp.’s capacity to make these distributions was restricted to approximately $160 million and $115 million, respectively.

For additional information about our debt, see Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 13, “Debt.”

Contractual Obligations

Consolidated future minimum payments for noncancelable operating leases, purchase obligations and debt repayments as of December 31, 2012, are payable as follows:

(in millions)	Operating leases	Purchase obligations	Debt repayments	Loan fees and interest payments	Total
2013	$10.1	$136.9	$10.6	$218.1	$375.7
2014	8.8	53.5	9.5	218.0	289.8
2015	7.2	38.6	9.5	217.1	272.4
2016	5.6	16.4	9.5	216.3	247.8
2017	4.5	4.8	9.5	216.5	235.3
Thereafter	13.3	5.7	2,520.9	83.8	2,623.7

Totals	$49.5	$255.9	$2,569.5	$1,169.8	$4,044.7

Purchase obligations to be repaid in 2013 include $78.4 million of trade accounts payable that were included on the consolidated balance sheet of TransUnion Holding as of December 31, 2012. We had no significant capital leases as of December 31, 2012. Loan fees and interest payments are estimates based on the interest rates in effect at December 31, 2012, and the contractual principal paydown schedule, excluding any excess cash flow prepayments that may be required. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 13, “Debt,” for additional information about our interest payments.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Goodwill and Indefinite-Lived Intangibles

Due to the 2012 Change in Control Transaction, the value of goodwill increased significantly, as the excess of the purchase price paid for TransUnion Corp. over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and allocated to each of our reporting units.

As of December 31, 2012, our consolidated balance sheet included goodwill of $1,804.2 million. As of December 31, 2012, we had no other indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets, if any, for impairment on an annual basis, in the fourth quarter, or on an interim basis if an indicator of impairment is present. For goodwill, we compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For other indefinite-lived intangibles, if any, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. We use discounted cash flow techniques to determine the fair value of our reporting units, goodwill and other indefinite-lived intangibles. The discounted cash flow calculation requires a number of significant assumptions, including projections of future cash flows and an estimate of our discount rate.

We believe our current estimates of fair value are based on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates are, however, inherently uncertain, and estimates using different assumptions could result in significantly different results. As of December 31, 2012, our estimates of fair value for each reporting unit exceeded the carrying amount of the corresponding reporting unit by at least 18% and a 10% increase in our discount rate or a 10% decrease in our estimated cash flows would still not have resulted in an impairment of goodwill. During 2012, 2011 and 2010, there was no impairment of goodwill or other indefinite-lived intangible assets.

Long-Lived Depreciable and Amortizable Assets

In connection with the 2012 Change in Control Transactions, all long-lived depreciable and amortizable assets were recorded at fair value and the carrying value of certain fixed assets and all intangible assets increased significantly.

As of December 31, 2012, our consolidated balance sheet included fixed assets of $147.6 million, $121.2 million net of accumulated depreciation, and long-lived intangible assets of $1,998.2 million, $1,911.6 million net of accumulated amortization. We review long-lived assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet, and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. When a long-lived asset group is tested for recoverability, we also review depreciation estimates and methods. Any revision to the remaining useful life of a long-lived asset resulting from that review is also considered in developing estimates of future cash flows used to test the asset for recoverability. We typically use a discounted cash flow model when assessing the fair value of our asset groups. The discounted cash flow calculation requires a number of significant assumptions, including projections of future cash flows and an estimate of our discount rate.

When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we use estimates of future cash flows to determine recoverability and base such estimates on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates, however, are inherently uncertain and estimates using different assumptions, or different valuation techniques, could result in significantly different results. During 2012, 2011 and 2010 there were no material impairment charges.

Legal Contingencies

As of December 31, 2012, our consolidated balance sheet included accrued litigation costs of $5.6 million. We are involved in various legal proceedings resulting from our normal business operations. We regularly review all claims to determine whether a loss is probable and can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued and included in other current liabilities. We make a number of significant judgments and estimates related to these contingencies, including the likelihood that a liability has been incurred, and an estimate of that liability. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 21, “Contingencies,” for additional information about our legal contingencies.

We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of a contingency may differ significantly from what is expected.

Income Taxes

As of December 31, 2012, TransUnion Holding’s consolidated balance sheet included current deferred tax assets of $36.3 million, noncurrent deferred tax liabilities of $657.5 million and unrecognized tax benefits of $4.9 million. As of December 31, 2012, TransUnion Corp.’s consolidated balance sheet included current deferred tax assets of $18.9 million, noncurrent deferred tax liabilities of $645.8 million and unrecognized tax benefits of $4.8 million. We are required to record current and deferred tax expense, deferred tax assets and liabilities resulting from temporary differences, and unrecognized tax benefits for uncertain tax positions. We make certain judgments and estimates to determine the amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record.

We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.

Stock-Based Compensation

For the year ended December 31, 2012, we recorded $93.0 million of stock-based compensation expense, including $88.0 million in connection with the 2012 Change in Control Transaction. For the year ended December 31, 2011, we recorded $4.6 million of stock-based compensation expense. For the year ended December 31, 2010, we recorded $31.8 million of stock-based compensation expense, including $20.7 million in connection with the 2010 Change in Control Transaction. The fair value of each award was determined by various methods including independent valuations of our common stock based on discounted cash flow and selected comparable public company analyses, a Black-Scholes valuation model, and a risk-neutral Monte Carlo valuation model. The various valuation models required management to make a number of significant assumptions, including the fair value of our stock, projections of future cash flows and an estimate of our cost of capital, volatility rates, expected life of awards and risk-free interest rates. We believe the determination of fair value was based on assumptions and estimates that are reasonable and consistent with what would be used by other marketplace participants to determine fair value. Valuations, however, are inherently uncertain and valuations using different assumptions and estimates, or different valuation techniques, could result in significantly different values. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 15, “Stock-Based Compensation,” for additional information.

Recent Accounting Pronouncements

For information about recent accounting pronouncements and the potential impact on our consolidated financial statements, see Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies.”

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

Interest Rate Risk

Our senior secured credit facility consists of a $950.0 million senior secured term loan and a $210.0 million senior secured revolving line of credit. Interest rates on these borrowings are based, at Trans Union LLC’s election, on LIBOR or an alternate base rate, subject to a floor, plus an applicable margin based on the senior secured net leverage ratio. As of December 31, 2012, 54.9% of TransUnion Corp.’s outstanding debt was variable-rate debt. As of December 31, 2012, our variable-rate debt had a weighted-average interest rate of 5.50% and a weighted-average life of 5.11 years. As of December 31, 2012, 34.4% of TransUnion Holding’s outstanding debt was variable-rate debt. All variable rate debt was borrowed under our senior secured term loan, which has an interest rate floor. On December 31, 2012, the variable rate on our senior secured term loan was below the floor, and a 10% change in the interest rate on that loan would not have changed our interest expense. During 2012, we had no outstanding balance on our senior secured revolving line of credit and a change in the interest rate on that loan would not have changed our interest expense.

On April 30, 2012, we entered into swap agreements that will effectively fix the interest payments on a portion of the term loan beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest and receive a variable rate of interest equal to the rate we pay on the term loan. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at December 31, 2012, was $500 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of December 31, 2012, was a liability of $5.8 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of December 31, 2012, of $3.7 million was included in accumulated other comprehensive income (loss). Through December 31, 2012, there were no gains or losses related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument begin on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

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

See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 13, “Debt,” for additional information about interest rates on our debt.

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

In 2012, revenue from foreign operations was $234.4 million, and foreign pre-tax income was $35.9 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2012 would have changed our revenue by $23.4 million and our pre-tax income by $3.6 million.

A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2012 realized foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

TransUnion Holding Company, Inc.:

This Annual Report on Form 10-K is a combined report being filed separately by TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp., a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to “TransUnion,” the “Company,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp., or to TransUnion Corp. and its subsidiaries for periods prior to the formation of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this annual report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp. are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Where the information provided is substantially the same for each company, such information has been combined in this Annual Report on Form 10-K. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part II, Item 8, “Financial Statements and Supplementary Information.”

We operate TransUnion Holding and TransUnion Corp. as one business, with one management team. Management believes combining the Annual Reports on Form 10-K of TransUnion Holding and TransUnion Corp. provides the following benefits:

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

TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp. on April 30, 2012. Substantially all of TransUnion Corp.’s net assets are owned by TransUnion Holding and substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp. In addition, TransUnion Holding has issued $1 billion of senior unsecured PIK toggle notes, incurs interest expense on the notes, incurred deferred financing fees related to the notes, and incurred $15.2 million of acquisition-related costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense.

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting

Financial Statements

Management of TransUnion Holding Company, Inc. is responsible for the preparation of the financial information included in this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. TransUnion Holding Company, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of TransUnion Holding Company, Inc.;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•

provide reasonable assurance that receipts and expenditures of TransUnion Holding Company, Inc. are being made only in accordance with the authorizations of management and directors of TransUnion Holding Company, Inc.; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations in any control, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of TransUnion Holding Company, Inc.’s internal control over financial reporting as of December 31, 2012. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of TransUnion Holding Company, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of TransUnion Holding Company, Inc.’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2012, TransUnion Holding Company, Inc.’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

TransUnion Holding Company, Inc.

We have audited the accompanying consolidated balance sheet of TransUnion Holding Company, Inc. and subsidiaries as of December 31, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period from the date of inception through December 31, 2012. Our audit also included the financial statement schedules listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion Holding Company, Inc. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows from the date of inception through December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Chicago, IL

February 25, 2013

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(in millions, except per share data)

December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$154.3
Trade accounts receivable, net of allowance of $1.7	163.6
Other current assets	82.7

Total current assets	400.6

Property, plant and equipment, net of accumulated depreciation and amortization of $26.4	121.2
Other marketable securities	11.4
Goodwill	1,804.2
Other intangibles, net	1,911.6
Other assets	129.8

Total assets	$4,378.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$78.4
Current portion of long-term debt	10.6
Other current liabilities	129.3

Total current liabilities	218.3

Long-term debt	2,670.3
Other liabilities	679.4

Total liabilities	3,568.0

Redeemable noncontrolling interests	14.7

Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at December 31, 2012, 110.2 million shares issued and 110.1 million shares outstanding as of December 31, 2012	1.1
Additional paid-in capital	1,109.4
Treasury stock at cost; 0.1 million shares at December 31, 2012	(0.7)
Retained earnings (accumulated deficit)	(382.6)
Accumulated other comprehensive income (loss)	(24.4)

Total TransUnion Holding Company, Inc. stockholders’ equity	702.8
Noncontrolling interests	93.3

Total stockholders’ equity	796.1

Total liabilities and stockholders’ equity	$4,378.8

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Income

(in millions)

From the Date of Inception Through December 31, 2012
Revenue	$767.0

Operating expenses
Cost of services (exclusive of depreciation and amortization below)	298.2
Selling, general and administrative	212.6
Depreciation and amortization	115.0

Total operating expenses	625.8

Operating income	141.2

Non-operating income and expense
Interest expense	(125.0)
Interest income	0.8
Other income and (expense), net	(14.3)

Total non-operating income and expense	(138.5)

Income from operations before income taxes	2.7

Provision for income taxes	(6.6)

Net loss	(3.9)
Less: net income attributable to noncontrolling interests	(4.9)

Net loss attributable to TransUnion Holding Company, Inc.	$(8.8)

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(in millions)

From the Date of Inception Through December 31, 2012
Net loss	$(3.9)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(22.7)
Net unrealized loss on hedges	(3.7)

Total other comprehensive loss, net of tax	(26.4)

Comprehensive loss	(30.3)
Less: comprehensive income attributable to noncontrolling interests	(2.9)

Comprehensive loss attributable to TransUnion Holding Company, Inc.	$(33.2)

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(in millions)

From the Date of Inception Through December 31, 2012
Cash flows from operating activities:
Net income (loss)	$(3.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115.0
Equity in net income of affiliates, net of dividends	1.3
Deferred taxes	(5.1)
Amortization of senior notes purchase accounting fair value adjustment	(10.8)
Deferred financing fees	2.1
Stock-based compensation	2.7
Provision (reduction) for losses on trade accounts receivable	(1.9)
Other	2.6
Changes in assets and liabilities:
Trade accounts receivable	(1.0)
Other current and long-term assets	(78.8)
Trade accounts payable	(0.8)
Other current and long-term liabilities	25.6

Cash provided by operating activities	47.0

Cash flows from investing activities:
Capital expenditures for property and equipment	(48.8)
Investments in trading securities	(0.5)
Acquisition of TransUnion Corp., net of cash acquired	(1,485.9)
Other acquisitions and purchases of noncontrolling interests, net of cash acquired	(14.2)
Acquisition related deposits	3.7
Other	(1.4)

Cash used in investing activities	(1,547.1)

Cash flows from financing activities:
Proceeds from 9.625% notes	600.0
Proceeds from 8.125% notes	398.0
Repayments of debt	(17.2)
Debt financing fees	(41.3)
Proceeds from issuance of common stock	1,097.3
Treasury stock purchases	(0.7)
Dividends	(373.8)
Distributions to noncontrolling interests	(7.2)

Cash provided by financing activities	1,655.1
Effect of exchange rate changes on cash and cash equivalents	(0.7)

Net change in cash and cash equivalents	154.3
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$154.3

Noncash financing activities:
Exchange of TransUnion Holding Company, Inc. common stock for ownership interest in TransUnion Corp.	$10.4
Supplemental disclosure of cash flow information:
Cash paid from inception through December 31, 2012 for:
Interest	$140.4
Income taxes, net of refunds	14.9

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
Balance, February 15, 2012 (inception)	—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	(8.8)	—	4.9	(3.9)	—
Other comprehensive income (loss)	—	—	—	—	—	(24.4)	(2.0)	(26.4)	—
Acquisition of noncontrolling interests in TransUnion Corp. subsidiaries	—	—	—	—	—	—	26.6	26.6	—
Purchase accounting adjustments related to acquisition of TransUnion Corp.	—	—	—	—	—	—	87.0	87.0	(0.3)
Reclassification of redeemable non-controlling interests	—	—	—	—	—	—	(17.9)	(17.9)	17.9
Acquisition of Africa subsidiary	—	—	—	—	—	—	1.9	1.9	—
Additional acquisition price for Brazil subsidiary	—	—	—	—	—	—	—	—	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.2)	(7.2)	—
Purchase of noncontrolling interests	—	—	0.1	—	—	—	—	0.1	(3.3)
Dividends	—	—	—	—	(373.8)	—	—	(373.8)	—
Stock-based compensation	—	—	2.7	—	—	—	—	2.7	—
Issuance of stock	110.2	1.1	1,106.6	—	—	—	—	1,107.7	—
Treasury stock purchased	(0.1)	—	—	(0.7)	—	—	—	(0.7)	—

Balance, December 31, 2012	110.1	$1.1	$1,109.4	$(0.7)	$(382.6)	$(24.4)	$93.3	$796.1	$14.7

See accompanying combined notes to consolidated financial statements.

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting

Financial Statements

Management of TransUnion Corp. is responsible for the preparation of the financial information included in this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. TransUnion’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of TransUnion;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of TransUnion are being made only in accordance with the authorizations of management and directors of TransUnion; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations in any control, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2012. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of TransUnion’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of TransUnion’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2012, TransUnion’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

TransUnion Corp.

We have audited the accompanying consolidated balance sheet of TransUnion Corp. and subsidiaries as of December 31, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period from May 1, 2012 through December 31, 2012 (Successor) and statements of income, comprehensive income, stockholders’ equity and cash flows for the period from January 1, 2012 through April 30, 2012 (Predecessor). We also have audited the consolidated balance sheet of TransUnion Corp. and subsidiaries as of December 31, 2011 and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for the years ended December 31, 2011 and 2010. Our audit also included the financial statement schedule listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion Corp. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for the period from May 1, 2012 through December 31, 2012 (Successor) and from January 1, 2012 through April 30, 2012 (Predecessor) and the consolidated financial position of TransUnion Corp. and subsidiaries at December 31, 2011 and each of the two years in the period ended December 31, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Chicago, IL

February 25, 2013

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	Successor December 31, 2012	Predecessor December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$154.3	$107.8
Trade accounts receivable, net of allowance of $1.7 and $1.2	163.6	139.4
Other current assets	58.7	55.4
Current assets of discontinued operations	—	0.1

Total current assets	376.6	302.7
Property, plant and equipment, net of accumulated depreciation and amortization of $26.4 and $342.3	121.2	109.0
Other marketable securities	11.4	10.3
Goodwill	1,804.2	275.2
Other intangibles, net	1,911.6	230.8
Other assets	95.7	77.8

Total assets	$4,320.7	$1,005.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$77.5	$75.1
Current portion of long-term debt	10.6	21.8
Other current liabilities	107.0	100.2
Current liabilities of discontinued operations	—	0.4

Total current liabilities	195.1	197.5
Long-term debt	1,672.3	1,579.4
Other liabilities	667.4	53.3

Total liabilities	2,534.8	1,830.2

Redeemable noncontrolling interests	14.7	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; one thousand shares authorized, one hundred and 29.8 million shares issued at December 31, 2012 and December 31, 2011, respectively; one hundred and 29.8 million shares outstanding as of December 31, 2012 and December 31, 2011, respectively	—	0.3
Additional paid-in capital	1,687.2	893.9
Treasury stock at cost; 0 shares at December 31, 2012 and less than 0.1 million shares at December 31, 2011	—	(0.2)
Retained earnings (accumulated deficit)	15.1	(1,739.0)
Accumulated other comprehensive income (loss)	(24.4)	(3.6)

Total TransUnion Corp. stockholders’ equity	1,677.9	(848.6)
Noncontrolling interests	93.3	24.2

Total stockholders’ equity	1,771.2	(824.4)

Total liabilities and stockholders’ equity	$4,320.7	$1,005.8

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions)

	Successor	Predecessor
	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Revenue	$767.0	$373.0	$1,024.0	$956.5
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	298.2	172.0	421.5	395.8
Selling, general and administrative	211.7	172.0	264.5	263.0
Depreciation and amortization	115.0	29.2	85.3	81.6

Total operating expenses	624.9	373.2	771.3	740.4

Operating income (loss)	142.1	(0.2)	252.7	216.1

Non-operating income and expense
Interest expense	(72.8)	(40.5)	(126.4)	(90.1)
Interest income	0.8	0.6	0.7	1.0
Other income and (expense), net	2.1	(23.8)	(59.9)	(44.0)

Total non-operating income and expense	(69.9)	(63.7)	(185.6)	(133.1)

Income (loss) from continuing operations before income taxes	72.2	(63.9)	67.1	83.0

(Provision) benefit for income taxes	(24.3)	11.5	(17.8)	(46.3)

Income (loss) from continuing operations	47.9	(52.4)	49.3	36.7

Discontinued operations, net of tax	—	—	(0.5)	8.2

Net income (loss)	47.9	(52.4)	48.8	44.9
Less: net income attributable to noncontrolling interests	(4.9)	(2.5)	(8.0)	(8.3)

Net income (loss) attributable to TransUnion Corp.	$43.0	$(54.9)	$40.8	$36.6

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in millions)

	Successor	Predecessor
	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Net income (loss)	$47.9	$(52.4)	$48.8	$44.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(22.7)	2.5	(14.5)	9.4
Net unrealized loss on hedges	(3.7)	—	—	(1.1)

Total other comprehensive income (loss), net of tax	(26.4)	2.5	(14.5)	8.3

Comprehensive income (loss)	21.5	(49.9)	34.3	53.2
Less: comprehensive income attributable to noncontrolling interests	(2.9)	(2.8)	(6.4)	(9.1)

Comprehensive income (loss) attributable to TransUnion Corp.	$18.6	$(52.7)	$27.9	$44.1

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Successor	Predecessor
	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$47.9	$(52.4)	$48.8	$44.9
Less: income (loss) from discontinued operations, net of tax	—	—	(0.5)	8.2

Income (loss) from continuing operations	47.9	(52.4)	49.3	36.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	115.0	29.2	85.3	81.6
Loss on early extinguishment of debt	—	—	59.3	11.0
Stock-based compensation	2.3	2.0	4.6	28.7
Deferred financing fees	—	3.9	4.2	17.1
Provision (reduction) for losses on trade accounts receivable	(1.9)	3.1	1.9	1.5
Change in control transaction fees	0.4	20.9	—	27.7
Deferred taxes	11.8	(18.3)	(3.5)	12.7
Amortization of 11.375% notes purchase accounting fair value adjustment	(10.8)	—	—	—
Equity in net income of affiliates, net of dividends	1.3	(3.7)	(3.4)	(3.5)
Loss (gain) on sale or exchange of property	—	0.1	(0.3)	(3.8)
Other	2.6	(0.7)	2.8	(0.5)
Changes in assets and liabilities:
Trade accounts receivable	(1.0)	(24.7)	(11.6)	(12.6)
Other current and long-term assets	2.8	1.5	(3.3)	(2.1)
Trade accounts payable	(1.2)	1.6	14.9	9.0
Other current and long-term liabilities	(77.5)	89.9	4.3	1.1

Cash provided by operating activities of continuing operations	91.7	52.4	204.5	204.6
Cash used in operating activities of discontinued operations	—	—	(1.3)	(4.2)

Cash provided by operating activities	91.7	52.4	203.2	200.4

Cash flows from investing activities:
Capital expenditures for property and equipment	(48.8)	(20.4)	(74.0)	(46.8)
Investments in trading securities	(0.5)	(1.1)	(1.2)	(1.3)
Proceeds from sale of trading securities	—	1.1	9.9	1.3
Proceeds from sale and redemption of investments in available-for-sale securities	—	—	0.2	114.4
Investments in held-to-maturity securities	—	—	(6.3)	—
Proceeds from held-to-maturity securities	—	—	6.3	4.9
Proceeds from sale of assets of discontinued operations	—	—	—	10.6
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(14.2)	(0.1)	(105.2)	(14.0)
Acquisition related deposits	3.7	—	(8.6)	—
Other	(1.4)	0.9	(2.7)	1.3

Cash (used in) provided by investing activities	(61.2)	(19.6)	(181.6)	70.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Continued

(in millions)

	Successor	Predecessor
	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Cash flows from financing activities:
Proceeds from senior secured term loan	—	—	950.0	950.0
Extinguishment of senior secured term loan	—	—	(945.2)	—
Prepayment fee on early extinguishment of senior secured term loan	—	—	(9.5)	—
Proceeds from issuance of 11.375% notes	—	—	—	645.0
Proceeds from RFC loan	—	—	—	16.7
Proceeds from revolving line of credit	—	—	—	15.0
Repayments of debt	(17.2)	(14.6)	(11.7)	(609.5)
Treasury stock purchases	—	(1.3)	(0.2)	(5.4)
Distribution of merger consideration	—	(1.3)	(4.3)	(1,178.6)
Debt financing fees	—	(6.1)	(11.3)	(85.5)
Change in control transaction fees	(0.4)	(20.9)	—	(27.7)
Distributions to noncontrolling interests	(7.2)	(0.4)	(8.5)	(8.6)
Dividends to TransUnion Holding	(27.9)	—	—	—
Stockholder contributions	80.8	—	0.3	—
Other	—	(0.4)	(0.8)	(1.9)

Cash provided by (used in) financing activities	28.1	(45.0)	(41.2)	(290.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.8	(3.8)	1.8

Net change in cash and cash equivalents	57.9	(11.4)	(23.4)	(17.9)
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $11.6 in 2010	96.4	107.8	131.2	149.1

Cash and cash equivalents, end of period	$154.3	$96.4	$107.8	$131.2

Noncash investing activities:
Nonmonetary exchange of property and equipment	$—	$—	$—	$4.4
Note payable for acquisition of noncontrolling interests	—	—	1.8	—
Property and equipment acquired through capital lease obligations	—	—	0.3	—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$112.5	$12.7	$122.8	$80.9
Income taxes, net of refunds	14.9	5.6	10.1	33.5

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non- controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
Predecessor balance, December 31, 2009	77.7	$1.3	$862.6	$(1,325.5)	$700.6	$1.8	$8.6	$249.4	$—
Net income	—	—	—	—	36.6	—	8.3	44.9	—
Other comprehensive income/(loss)	—	—	—	—	—	7.5	0.8	8.3	—
Shares issued under stock-based compensation plans	0.6	—	28.7	—	—	—	—	28.7	—
Tax benefits from stock-based compensation plans	—	—	0.1	—	—	—	—	0.1	—
Acquisition of Chile subsidiary	—	—	—	—	—	—	6.5	6.5	—
Purchase of noncontrolling interests	—	—	(0.4)	—	—	—	(0.1)	(0.5)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8.6)	(8.6)	—
Stockholder contribution	—	—	2.5	—	—	—	—	2.5	—
Treasury stock purchased	(0.3)	—	—	(5.4)	—	—	—	(5.4)	—
Retirement of treasury stock	—	—	—	1,330.9	(1,330.9)	—	—	—	—
Effects of merger transaction	(48.2)	(1.0)	—	—	(1,186.9)	—	—	(1,187.9)	—

Predecessor Balance, December 31, 2010	29.8	$0.3	$893.5	$—	$(1,780.6)	$9.3	$15.5	$(862.0)	$—
Net income	—	—	—	—	40.8	—	8.0	48.8	—
Other comprehensive income/(loss)	—	—	—	—	—	(12.9)	(1.6)	(14.5)	—
Stock-based compensation	—	—	4.6	—	—	—	—	4.6	—
Issuance of stock	—	—	1.3	—	—	—	—	1.3	—
Purchase of noncontrolling interests	—	—	(5.6)	—	—	—	(0.3)	(5.9)	—
Exercise of stock options	—	—	0.1	—	—	—	—	0.1	—
Acquisition of Brazil subsidiary	—	—	—	—	—	—	10.8	10.8	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8.5)	(8.5)	—
Stockholder contribution	—	—	—	—	—	—	0.3	0.3	—
Treasury stock purchased	—	—	—	(0.2)	—	—	—	(0.2)	—
Effects of merger transaction	—	—	—	—	0.8	—	—	0.8	—

Predecessor Balance, December 31, 2011	29.8	$0.3	$893.9	$(0.2)	$(1,739.0)	$(3.6)	$24.2	$(824.4)	$—
Net income (loss)	—	—	—	—	(54.9)	—	2.5	(52.4)	—
Other comprehensive income	—	—	—	—	—	2.2	0.3	2.5	—
Stock-based compensation	—	—	2.0	—	—	—	—	2.0	—
Exercise of stock options	—	—	0.1	—	—	—	—	0.1	—
Impact of share-based awards modification	—	—	(3.3)	—	—	—	—	(3.3)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	—
Treasury stock purchased	—	—	—	(1.3)	—	—	—	(1.3)	—
Effects of merger transaction	—	—	—	—	(0.4)	—	—	(0.4)	—

Predecessor balance, April 30, 2012	29.8	$0.3	$892.7	$(1.5)	$(1,794.3)	$(1.4)	$26.6	$(877.6)	$—
Purchase accounting adjustments related to acquisition of TransUnion Corp.	(29.8)	(0.3)	711.3	1.5	1,794.3	1.4	87.0	2,595.2	(0.3)
Net income	—	—	—	—	43.0	—	4.9	47.9	—
Other comprehensive income (loss)	—	—	—	—	—	(24.4)	(2.0)	(26.4)	—
Reclassification of redeemable non-controlling interests	—	—	—	—	—	—	(17.9)	(17.9)	17.9
Acquisition of Africa subsidiary	—	—	—	—	—	—	1.9	1.9	—
Additional acquisition price for Brazil subsidiary	—	—	—	—	—	—	—	—	0.4
Dividends to TransUnion Holding	—	—	—	—	(27.9)	—	—	(27.9)	—
Purchase of noncontrolling interests	—	—	0.1	—	—	—	—	0.1	(3.3)
Stockholder contribution	—	—	80.8	—	—	—	—	80.8	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.2)	(7.2)	—
Stock-based compensation	—	—	2.3	—	—	—	—	2.3	—

Successor balance, December 31, 2012	—	$—	$1,687.2	$—	$15.1	$(24.4)	$93.3	$1,771.2	$14.7

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

TRANSUNION CORP. AND SUBSIDIARIES

Combined Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

1. Significant Accounting and Reporting Policies

Description of Business

TransUnion develops, maintains and enhances a number of secured proprietary information databases to support its operations. These databases contain payment history, accounts receivable information, and other information such as bankruptcies, liens and judgments for consumers and businesses. We maintain reference databases of current consumer names, addresses and telephone numbers which are used for identity verification and fraud management solutions. We obtain this information from a variety of sources, including credit-granting institutions and public records. We build and maintain these databases using our proprietary information management systems, and make the data available to our customers through a variety of services. These services are offered to customers in a number of industries including financial services, insurance, collections and healthcare. We have operations in the United States, Africa, Canada and other international locations.

Basis of Presentation

Substantially all of TransUnion Corp.’s net assets are owned by TransUnion Holding Company, Inc. (“TransUnion Holding”) and substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp. All of the significant accounting and reporting policies pertain to both TransUnion Holding and TransUnion Corp.

This Annual Report on Form 10-K is a combined report being filed separately by TransUnion Holding and TransUnion Corp., a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp., or to TransUnion Corp. and its subsidiaries for periods prior to the forming of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp. are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Where the information provided is substantially the same for each company, such information has been combined in this Annual Report on Form 10-K. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part II, Item 8, “Financial Statements and Supplementary Data.”

2012 Change in Control Transaction

TransUnion Holding was formed by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs & Co. (“GSC”) on February 15, 2012 as a vehicle to acquire 100% of the outstanding common stock of TransUnion Corp. On April 30, 2012, pursuant to an Agreement and Plan of Merger, TransUnion Holding acquired TransUnion Corp. As a result, TransUnion Corp. became a wholly-owned subsidiary of TransUnion Holding. To partially fund the acquisition, TransUnion Holding issued $600.0 million aggregate principal amount of 9.625%/10.375% senior PIK toggle notes due 2018 (9.625% notes). We also increased the revolving commitment amount under our senior secured revolving credit facility by $10.0 million, from $200.0 million to $210.0 million, and extended the maturity date of $155.0 million of the revolving commitment to February 10, 2017. We refer to these transactions collectively as the 2012 Change in Control Transaction.

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

TransUnion Corp. continues to operate as the same legal entity subsequent to the 2012 Change in Control Transaction. On TransUnion Corp.’s financial statements, periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp. prior to the 2012 Change in Control Transaction (referred to herein as the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp. after the 2012 Change in Control Transaction (referred to herein as the “Successor”). In these combined Notes, amounts as of December 31, 2011, and for the periods ended April 30, 2012, and earlier, reflect the activity of the Predecessor. Periods after the 2012 Change in Control Transaction are not comparable to prior periods primarily due to the significant additional stock-based compensation and transactions costs incurred by TransUnion Corp. Predecessor and the additional amortization of intangibles in subsequent periods resulting from the fair value adjustments of the assets acquired and liabilities assumed and additional interest expense on the 9.625% notes incurred by TransUnion Corp. Successor.

The accompanying consolidated financial statements of TransUnion Holding Company and Subsidiaries and of TransUnion Corp. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods presented. All significant intercompany transactions and balances have been eliminated.

Subsequent Events

Events and transactions occurring through the date of issuance of the financial statements included in this annual report on Form 10-K have been evaluated by management, and when appropriate, recognized or disclosed in the financial statements.

Principles of Consolidation

The consolidated financial statements of TransUnion Holding include the accounts of TransUnion Holding and its 100% owned subsidiary, TransUnion Corp. The consolidated financial statements of TransUnion Corp. include the accounts of TransUnion Corp. and all of its majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which the Company has at least a 20% ownership interest, or where it is able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company has less than a 20% ownership interest, or where it is not able to exercise significant influence, are accounted for using the cost method and periodically reviewed for impairment.

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

Segments

We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”); International; and Interactive. We also report expenses for Corporate, which provides support services to each operating segment. Details of our segment results are discussed in Note 19, “Operating Segments.”

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

Costs of Services

Costs of services include data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and occupancy costs associated with the facilities where these functions are performed. Cost of services included research and development costs of TransUnion Corp. Successor of $7.6 million for the eight months ended December 31, 2012. Cost of services included research and development costs for TransUnion Corp. Predecessor of $3.7 million, $7.8 million and $6.9 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs are expensed as incurred. Advertising costs of TransUnion Corp. Successor were $19.2 million for the eight months ended December 31, 2012. Advertising costs of TransUnion Corp. Predecessor were $15.5 million, $32.8 million and $31.4 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation

Compensation expense for all stock-based compensation awards is determined using the grant date fair value and includes an estimate for expected forfeitures. Expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period. The details of our stock-based compensation program are discussed in Note 15, “Stock-Based Compensation.”

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the change. We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 14, “Income Taxes,” for additional information.

Foreign Currency Translation

The functional currency for each of our foreign subsidiaries is generally that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end exchange rate, and translate revenues and expenses at the monthly average rates during the year. We record the resulting translation adjustment as a component of other comprehensive income in stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Exchange rate gains of TransUnion Corp. Successor for the eight months ended December 31, 2012, were less than $0.1 million. Exchange rate gains of TransUnion Corp. Predecessor for the fourth months ended April 30, 2012, were $0.2 million. Exchange rate losses of TransUnion Corp. Predecessor for the years ended December 31, 2011 and 2010, were $2.8 million and $0.2 million, respectively.

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

Long-Lived Assets

Property, Plant, Equipment and Intangibles

Property, plant and equipment is stated at cost for periods prior to the 2012 Change in Control Transaction. On the date of the transaction, all property, plant and equipment was adjusted to fair value. Property, plant and equipment is depreciated primarily using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over twenty years. Computer equipment and purchased software are depreciated over three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Other assets are depreciated over five to seven years. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method over their economic life, generally three to forty years. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 2, “Change in Control Transactions,” Note 5, “Property, Plant and Equipment,” and Note 7, “Purchased Intangible Assets,” for additional information about these assets.

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

Impairment of Long-Lived Assets

We review long-lived assets that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2011, we recorded a $2.0 million impairment of software due to a regulatory change that requires a software platform change in our USIS segment. No significant impairment charges were recorded during 2012 or 2010.

Marketable Securities

We classify our investments in debt and equity securities in accordance with our intent and ability to hold the investments. Held-to-maturity securities are carried at amortized cost, which approximates fair value, and are classified as either short-term or long-term investments based on the contractual maturity date. Earnings from these securities are reported as a component of interest income. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income. Trading securities are carried at fair market value, with unrealized gains and losses included in income. We follow the fair value guidance issued by the FASB to measure the fair value of our financial assets as further described below. Details of our marketable securities are included in Note 4, “Marketable Securities.”

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

Benefit Plans

We maintain a 401(k) defined contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation. TransUnion Corp. Successor expense related to this plan was $6.9 million for the eight months ended December 31, 2012. TransUnion Corp. Predecessor expense related to this plan was $4.8 million, $10.1 million and $10.5 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively. We also maintain a nonqualified deferred compensation plan for certain key employees. The deferred compensation plan contains both employee deferred compensation and company contributions. These investments are held in the TransUnion Rabbi Trust, and are included in other marketable securities and other assets on the balance sheet. The assets held in the Rabbi Trust are for the benefit of the participants in the deferred compensation plan, but are available to our general creditors in the case of our insolvency. The liability for amounts due to these participants is included in other current liabilities and other liabilities on the balance sheet.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other—Testing Goodwill for Impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. Under the new requirements, the Company will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. TransUnion Holding adopted this standard upon inception and TransUnion Corp. adopted this standard on January 1, 2012. The adoption of this standard did not have a material effect on our consolidated financial statements.

Recent Accounting Pronouncement Not Yet Adopted

There are no recent accounting pronouncements that have not yet been adopted.

2. Change in Control Transactions

2012 Change in Control Transaction

On April 30, 2012, pursuant to the Merger Agreement, TransUnion Corp. was acquired by affiliates of Advent and GSC (the “Sponsors”), for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Corp. became a wholly-owned subsidiary of TransUnion Holding. In connection with the acquisition, all existing stockholders of TransUnion Corp. received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. To partially fund the acquisition, TransUnion Holding issued $600 million aggregate principal amount of the 9.625% notes. TransUnion Holding is owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSC and 1% by members of management.

Purchase Price Allocation

The allocation of the purchase price to the identifiable assets acquired and liabilities assumed is preliminary pending the push down of final adjustment to our international reporting units, which we expect to complete by March 31, 2013. The preliminary fair value of the assets acquired and the liabilities assumed as of April 30, 2012, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$162.4
Property and equipment	112.9
Identifiable intangible assets	1,986.4
Goodwill(1)	1,801.5
All other assets	302.3

Total assets acquired	$4,365.5
Existing debt (including fair value adjustment)	(1,710.8)
All other liabilities	(948.7)
Noncontrolling interests	(113.3)

Net assets of acquired company	$1,592.7

(1)	For tax purposes, $128.8 million of goodwill is tax deductible.

The excess of the purchase price over the preliminary fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price of TransUnion Corp. exceeded the preliminary fair value of the net assets acquired primarily due to growth opportunities and operational efficiencies.

Identifiable Intangible Assets

The preliminary fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Database and credit files	$765.0	15 years
Technology and software	364.6	7 years
Trade names and trademarks	546.1	40 years
Customer relationships	308.0	20 years
Other	2.7	5 years

Total identifiable intangible assets	$1,986.4

The weighted-average useful life of identifiable intangible assets is approximately 21.2 years.

Acquisition Costs

The Company incurred $36.5 million of acquisition-related costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense. Of this total, $15.2 million was incurred by TransUnion Holding, $0.4 million was incurred by TransUnion Corp. after the acquisition, and $20.9 million was incurred by TransUnion Corp. prior to the acquisition. TransUnion Corp. also incurred $2.7 million of loan fees for a bridge loan prior to the date of acquisition. None of the costs incurred by TransUnion Corp. prior to the acquisition are reflected in TransUnion Holding’s consolidated results of operations.

2010 Change in Control Transaction

On June 15, 2010, MDCPVI TU Holdings, LLC (“MDP Affiliate”), an entity beneficially owned by affiliates of Madison Dearborn Partners, LLC, acquired 51.0% of the outstanding common stock of TransUnion Corp., with the remaining common stock retained by existing stockholders, including 48.15% by Pritzker family business interests and 0.85% by certain members of senior management. The transaction included a merger of TransUnion Merger Corp. (“MergerCo”) with and into TransUnion Corp., with TransUnion Corp. continuing as the surviving corporation. In connection with the transaction, the Company incurred $1,626.7 million of debt, consisting of a seven-year $950.0 million senior secured term loan, $15.0 million of a five-year $200.0 million senior secured revolving line of credit, $645.0 million of senior notes (“11.625% notes), and a $16.7 million non-interest bearing loan from an entity owned by Pritzker family business interests. The proceeds of these financing transactions were used to finance a portion of the merger consideration and to repay $487.5 million of existing bank debt. See Note 13, “Debt,” for additional information regarding these transactions.

The 2010 Change in Control Transaction was accounted for as a recapitalization of TransUnion Corp. in accordance with ASC 805, Business Combinations, with the necessary adjustments reflected in the equity section and the retention of the historical book values of assets and liabilities on the balance sheet as of June 15, 2010.

All 2010 Change in Control Transaction fees were expensed as incurred and were included in other expense in accordance with ASC 805. Debt financing fees were allocated to the various loans, to be amortized to interest expense over the life of the corresponding loans. On February 10, 2011, the Company amended and restated its senior secured credit facility and wrote off the associated remaining unamortized deferred financing fees. See Note 13, “Debt,” for additional information regarding the refinancing. In connection with the 2012 Change in Control Transaction purchase accounting fair value adjustments, the deferred financing fees associated with the 11.625% notes were reduced to zero. All unvested restricted stock previously issued to employees under our then existing equity award program immediately vested upon the consummation of the 2010 Change in Control Transaction. As a result, the Company recognized $20.7 million of additional stock-based compensation, with a related income tax benefit of approximately $7.5 million.

3. Other Current Assets

TransUnion Holding

Other current assets of TransUnion Holding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012
Deferred income tax assets	$36.3
Prepaid expenses	33.8
Income taxes receivable	4.7
Deferred financing fees	5.7
Other	2.2

Total other current assets	$82.7

Deferred income tax assets consisted primarily of a tax loss carryforward resulting from the costs incurred in connection with the 2012 Change in Control Transaction. Prepaid expenses consisted primarily of prepaid maintenance and licenses for our data center equipment and prepaid insurance.

TransUnion Corp.

Other current assets of TransUnion Corp. consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Prepaid expenses	$33.8	$37.1
Deferred financing fees	—	3.8
Deferred income tax assets	18.9	8.7
Income taxes receivable	3.8	1.9
Other	2.2	3.9

Total other current assets	$58.7	$55.4

Deferred financing fees decreased $3.8 million from December 31, 2011, primarily due to the purchase accounting fair value adjustment. Deferred income tax assets increased $10.2 million from December 31, 2011, due to the increase in the tax loss carryforward resulting from the costs incurred in connection with the 2012 Change in Control Transaction.

4. Marketable Securities

Marketable securities at December 31, 2012 and 2011, consisted of trading securities of $11.4 million and $10.3 million, respectively. Trading securities are carried at fair market value with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented.

We review the carrying value of investments to determine whether there is an other-than-temporary decline in the market value, which would require us to recognize an impairment loss. There were no other-than-temporary impairments of marketable securities in 2012 or 2011.

5. Property, Plant and Equipment

As a result of the 2012 Change in Control Transaction, a purchase accounting fair value increase adjustment of $21.3 million was recorded and allocated primarily to our corporate headquarters building and related building improvements as the other assets carrying values approximated their fair values. Accumulated depreciation for all assets was reduced to zero on April 30, 2012, as a result of purchase accounting adjustments. See Note 2, “Change in Control Transactions.”

Property, plant and equipment consisted of the following:

(in millions)	TransUnion Holding and TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Purchased software	$26.2	$144.5
Computer equipment and furniture	75.5	242.5
Building and building improvements	42.7	61.1
Land	3.2	3.2

Total cost of property, plant and equipment	147.6	451.3
Less: accumulated depreciation	(26.4)	(342.3)

Total property, plant and equipment, net of accumulated depreciation	$121.2	$109.0

For TransUnion Holding, depreciation expense from inception through December 31, 2012, including amortization of assets recorded under capital leases, was $26.7 million. For TransUnion Corp. Successor, depreciation expense for the eight months ended December 31, 2012 was $26.7 million. For TransUnion Corp. Predecessor, depreciation expense for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010 was $12.4 million, $39.3 million and $39.6 million, respectively.

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

Our impairment tests are performed using a discounted cash flow analysis that requires certain assumptions and estimates regarding economic factors and future profitability. Goodwill impairment tests performed during 2012, 2011, and 2010 resulted in no impairment, except for amounts recorded in discontinued operations as discussed in Note 18, “Discontinued Operations.” At December 31, 2012, there was no accumulated goodwill impairment loss.

As a result of the 2012 Change in Control Transaction, the excess of the purchase price over the preliminary fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 2, “2012 Change in Control Transactions.”

Goodwill allocated to our segments as of December 31, 2012, April 30, 2012, and December 31, 2011 and 2010, and changes in the carrying amount of goodwill during the twenty-four months ended December 31, 2012 consisted of the following:

(in millions)	USIS	International	Interactive	Total
TransUnion Corp. Predecessor balance, December 31, 2010	$119.5	$58.3	$45.9	$223.7
Acquisitions	28.0	32.6	—	60.6
Foreign exchange rate adjustment	—	(9.1)	—	(9.1)

TransUnion Corp. Predecessor balance, December 31, 2011	$147.5	$81.8	$45.9	$275.2
Acquisitions	—	0.8	—	0.8
Tax deductible goodwill adjustment	—	(10.3)	—	(10.3)
Foreign exchange rate adjustment	—	1.8	—	1.8

TransUnion Corp. Predecessor balance, April 30, 2012	$147.5	$74.1	$45.9	$267.5
Purchase accounting adjustments related to acquisition of TransUnion Corp.	987.8	455.3	90.9	1,534.0
Acquisitions	—	9.9	—	9.9
Tax deductible goodwill adjustment	—	6.7	—	6.7
Additional purchase price related to acquisition of Brazil subsidiary	—	1.8	—	1.8
Goodwill related to disposed equity method investment	—	(0.2)	—	(0.2)
Foreign exchange rate adjustment	—	(15.5)	—	(15.5)

TransUnion Holding and TransUnion Corp. Successor balance, December 31, 2012	$1,135.3	$532.1	$136.8	$1,804.2

See Note 2, “Change in Control Transactions,” and Note 17, “Business Acquisitions,” for information on our business acquisitions.

7. Purchased Intangible Assets

Purchased intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives.

As a result of the 2012 Change in Control Transaction, the following purchase accounting fair value increase adjustments were made to intangible assets: database and credit files, $705.1 million; internally developed software, $261.2 million; customer relationships, $256.1 million; and trademarks, copyrights and patents, $537.0 million. Noncompete agreements were reduced by $3.3 million as a result of purchase accounting fair value adjustments. All accumulated amortization was reduced to zero on April 30, 2012, as a result of purchase accounting adjustments. See Note 2, “Change in Control Transactions.”

Intangible assets consisted of the following:

	TransUnion Holding and TransUnion Corp. Successor December 31, 2012			TransUnion Corp. Predecessor December 31, 2011
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Database and credit files	$763.6	$(33.9)	$729.7	$272.4	$(205.3)	$67.1
Internally developed software	380.3	(34.8)	345.5	241.8	(148.4)	93.4
Customer relationships	306.7	(10.3)	296.4	60.0	(13.8)	46.2
Trademarks, copyrights and patents	545.5	(7.4)	538.1	24.4	(6.5)	17.9
Noncompete and other agreements	2.1	(0.2)	1.9	6.8	(0.6)	6.2

Total intangible assets	$1,998.2	$(86.6)	$1,911.6	$605.4	$(374.6)	$230.8

All amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Database and credit files are amortized over a fifteen-year period. Internally developed software is amortized over a three- to seven-year period. Customer relationships are amortized over a twenty-year period. Trademarks are generally amortized over a forty-year period. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated economic life.

For TransUnion Holding, amortization expense related to intangible assets from inception through December 31, 2012 was $88.3 million. For TransUnion Corp. Successor, amortization expense related to intangible assets for the eight months ended December 31, 2012 was $88.3 million. For TransUnion Corp. Predecessor, amortization expense for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010 was $16.8 million, $46.0 million and $42.0 million, respectively.

Estimated future amortization expense related to purchased intangible assets at December 31, 2012, is as follows:

(in millions)	Annual Amortization Expense
2013	$135.1
2014	136.4
2015	135.2
2016	134.6
2017	132.9
Thereafter	1,237.4

Total future amortization expense	$1,911.6

8. Other Assets

TransUnion Holding

Other assets of TransUnion Holding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012
Investments in affiliated companies	$88.6
Deferred financing fees	34.0
Deposits	6.3
Other	0.9

Total other assets	$129.8

Investments in affiliated companies consist of our investments in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services. Deferred financing fees consisted of financing fees paid in connection with the issuance of our 9.625% and 8.125% notes. See Note 13, “Debt,” for additional information on those notes.

TransUnion Corp.

Other assets of TransUnion Corp. consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Investments in affiliated companies	$88.6	$42.7
Deferred financing fees	—	23.7
Deposits	6.3	10.7
Other	0.8	0.7

Total other assets	$95.7	$77.8

Investments in affiliated companies increased $45.9 million from December 31, 2011, primarily due to the purchase accounting fair value adjustment to the carrying values of certain investments, primarily our investments in the credit bureaus in Mexico and India. Deferred financing fees decreased $23.7 million from December 31, 2011, primarily due the purchase accounting fair value adjustment.

9. Investments in Affiliated Companies

Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services. All of the investments in affiliated companies are owned by TransUnion Corp. TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp.

We use the equity method to account for investments in affiliates where we have at least a 20% ownership interest or where we are able to exercise significant influence. For these investments, we adjust the carrying value for our proportionate share of the affiliates’ earnings, losses and distributions, as well as for purchases and sales of our ownership interest.

We use the cost method to account for all other nonmarketable investments. For these investments, we adjust the carrying value for purchases and sales of our ownership interests and for distributions received from the affiliates.

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment in value has occurred. There were no impairments of investments in affiliated companies taken in 2012, 2011 or 2010.

Investments in affiliated companies consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Trans Union de Mexico, S.A. (25.69% ownership interest)	$49.4	$8.5
Credit Information Bureau (India) Ltd. (27.5% ownership interest)	26.6	19.5
All other equity method investments	4.7	6.8

Total equity method investments	$80.7	$34.8
Total cost method investments	7.9	7.9

Total investments in affiliated companies	$88.6	$42.7

These balances are included in other assets on the balance sheet. Included in the increase in equity method investments was a purchase accounting fair value adjustment to the carrying values of certain investments, primarily our investments in the credit bureaus in Mexico and India.

For TransUnion Holding inception through December 31, 2012, and TransUnion Corp. Successor eight months ended December 31, 2012, our share of the earnings in our equity method investments was $8.0 million, including $4.4 million and $1.4 million from investments in the credit bureaus in Mexico and India, respectively. For TransUnion Corp. Predecessor, our share in the earnings of our equity method investees was $4.1 million for the four months ended April 30, 2012, including $2.3 million and $0.6 million from our investments in the credit bureaus in Mexico and India, respectively. For TransUnion Corp. Predecessor, our share in the earnings of our equity method investees was $11.4 million and $8.4 million for the ended December 31, 2011 and 2010, respectively. Earnings from equity method investees have been included in other income. Dividends received from equity method investments for TransUnion Corp. Successor were $9.3 million for the eight months ended December 31, 2012. Dividends received from equity method investments for TransUnion Corp. Predecessor were $0.4 million $8.0 million and $4.9 million for the four months ended April 30, 2012 and the years ended December 31, 2011 and 2010, respectively. Dividends received from cost method investments for TransUnion Corp. Successor were $0.6 for the eight months ended December 31, 2012. TransUnion Corp. Predecessor did not receive any dividends from cost method investments for the four months ended April 30, 2012. Dividends received from cost method investments for TransUnion Corp. Predecessor, were $0.6 million and $0.5 million in 2011 and 2010, respectively. These dividends have been included in other income.

10. Accounts Payable

TransUnion Holding

Accounts payable of TransUnion Holding was as follows:

(in millions)	TransUnion Holding December 31, 2012
Accounts payable	$78.4

TransUnion Corp.

Accounts payable of TransUnion Corp. was as follows:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Accounts payable	$77.5	$75.1

11. Other Current Liabilities

TransUnion Holding

Other current liabilities of TransUnion Holding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012
Accrued payroll	$64.2
Accrued interest	25.8
Deferred revenue	12.5
Accrued employee benefits	10.6
Accrued liabilities	5.6
Other	10.6

Total other current liabilities	$129.3

Accrued payroll consisted of bonuses accrued throughout the year to be paid in the first quarter of 2013, and wages accruing since the last payroll date of 2012. Accrued interest consisted primarily of interest accrued on the TransUnion Holding PIK Toggle notes. The 9.625% notes have interest due each March and September and the 8.125% notes have interest due each June and December, with the first interest payment due June 2013.

TransUnion Corp.

Other current liabilities of TransUnion Corp. consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Accrued payroll	$64.2	$55.1
Accrued interest	3.7	5.0
Deferred revenue	12.5	13.0
Accrued liabilities	5.6	5.6
Accrued employee benefits	10.6	8.7
Other	10.4	12.8

Total other current liabilities	$107.0	$100.2

Accrued payroll increased $9.1 million primarily due to an increase in headcount, accrued bonus and accrued severance.

12. Other Liabilities

TransUnion Holding

Other liabilities of TransUnion Holding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012
Deferred income taxes	$657.5
Retirement benefits	10.0
Unrecognized tax benefits	4.9
Other	7.0

Total other liabilities	$679.4

Deferred income taxes consist primarily of the liability resulting from purchase accounting fair value adjustments recorded for financial statement purposes but not for tax purposes due to the 2012 Change in Control Transaction, and taxes accrued under ASC 740-30 on unremitted foreign earnings as further discussed in Note 14, “Income Taxes.”

TransUnion Corp.

Other liabilities of TransUnion Corp. consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Deferred income taxes	$645.8	$39.9
Retirement benefits	10.0	9.6
Unrecognized tax benefits	4.8	3.2
Other	6.8	0.6

Total other liabilities	$667.4	$53.3

Deferred income taxes increased $605.9 million from December 31, 2011, primarily due to the tax effect of purchase accounting fair value adjustments recorded for financial statement purposes but not for tax purposes as a result of the 2012 Change in Control Transaction and taxes accrued under ASC 740-30 on unremitted foreign earnings as further discussed in Note 14, “Income Taxes.”

13. Debt

Debt outstanding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Senior secured term loan, payable in quarterly installments through February 10, 2018, including variable interest (5.50% at December 31, 2012) at LIBOR or alternate base rate, plus applicable margin	$923.4	$923.4	$942.9
Senior secured revolving line of credit, due on February 10, 2017, variable interest (5.11% weighted average at December 31, 2012) at LIBOR or alternate base rate, plus applicable margin	—	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum, including unamortized fair value adjustment at December 31, 2012 of $113.4 (11.375% notes)	758.4	758.4	645.0
Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum (9.625% notes)	600.0	—	—
Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount at December 31, 2012 of $2.0 (8.125% notes)	398.0	—	—
RFC loan due December 15, 2018, excluding imputed interest of 11.625%	—	—	10.3
Note payable for 2007 acquisition, payable in annual installments through 2012, excluding imputed interest of 4.69%	—	—	0.9
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	0.9	0.9	1.8
Capital lease obligations	0.2	0.2	0.3

Total debt	$2,680.9	$1,682.9	$1,601.2
Less short-term debt and current maturities	(10.6)	(10.6)	(21.8)

Total long-term debt	$2,670.3	$1,672.3	$1,579.4

Excluding additional principal payments due on the senior secured credit facility beginning in 2013 based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2012, was as follows:

(in millions)	TransUnion Holding	TransUnion Corp. Successor
2013	$10.6	$10.6
2014	9.5	9.5
2015	9.5	9.5
2016	9.5	9.5
2017	9.5	9.5
Thereafter	2,520.9	1,520.9
Unamortized premiums and discounts on notes	111.4	113.4

Total	$2,680.9	$1,682.9

Interest expense for the periods presented consisted of the following:

(in millions)	TransUnion Holding Inception Through December 31, 2012	Successor TransUnion Corp. Eight Months Ended December 31, 2012	Predecessor TransUnion Corp. Four Months Ended April 30, 2012	Predecessor TransUnion Corp. Twelve Months Ended December 31, 2011	Predecessor TransUnion Corp. Twelve Months Ended December 31, 2010
Senior secured term loan:
Cash and other interest	$35.0	$35.0	$15.1	$47.7	$35.6
Amortized interest	—	—	0.5	2.2	3.5

Total interest expense	$35.0	$35.0	$15.6	$49.9	$39.1

Senior secured revolving line of credit:
Cash and other interest	$—	$—	$—	$—	$0.1
Amortized interest	—	—	—	—	—

Total interest expense	$—	$—	$—	$—	$0.1

11.375% notes:
Cash and other interest	$48.9	$48.9	$24.5	$73.4	$39.8
Amortized interest	—	—	0.6	1.7	0.8
Amortized purchase accounting fair value adjustment premium	(10.8)	(10.8)	—	—	—

Total interest expense	$38.1	$38.1	$25.1	$75.1	$40.6

9.625% notes:
Cash and other interest	$44.8	$—	$—	$—	$—
Amortized interest	1.9	—	—	—	—

Total interest expense	$46.7	$—	$—	$—	$—

8.125% notes:
Cash and other interest	$5.3	$—	$—	$—	$—
Amortized interest	0.2	—	—	—	—

Total interest expense	$5.5	$—	$—	$—	$—

Other Debt:
Cash and other interest	$(0.3)	$(0.3)	$(0.2)	$1.4	$9.1
Amortized interest	—	—	—	—	1.2

Total interest expense	$(0.3)	$(0.3)	$(0.2)	$1.4	$10.3

Total cash and other interest	$133.7	$83.6	$39.4	$122.5	$84.6
Total amortized interest	2.1	—	1.1	3.9	5.5
Total amortized discount / premium	(10.8)	(10.8)	—	—	—

Total interest	$125.0	$72.8	$40.5	$126.4	$90.1

Loan fees, included in other income and expense, for the periods presented consisted the following:

(in millions)	TransUnion Holding Inception Through December 31, 2012	Successor TransUnion Corp. Eight Months Ended December 31, 2012	Predecessor TransUnion Corp. Four Months Ended April 30, 2012	Predecessor TransUnion Corp. Twelve Months Ended December 31, 2011	Predecessor TransUnion Corp. Twelve Months Ended December 31, 2010
Senior secured term loan:
Loss on early extinguishment of debt	$—	$—	$—	$59.3	$—

Senior secured revolving line of credit:
Unused revolving line of credit fees	$0.7	$0.7	$0.3	$1.0	$0.5
Amortized deferred financing fees	—	—	0.1	0.3	1.0

Total	$0.7	$0.7	$0.4	$1.3	$1.5

9.625% notes:
Other loan fees	$1.0	$—	$—	$—	$—

Other debt:
Other loan fees	$0.2	$0.2	$2.7	$0.3	$19.5
Amortized deferred financing fees	—	—	—	—	0.6

Total	$0.2	$0.2	$2.7	$0.3	$20.1

Total loan fees	$1.9	$0.9	$3.1	$60.9	$21.6

TransUnion Holding

9.625% notes

In connection with the acquisition of TransUnion Corp., TransUnion Holding issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% notes”) to certain private investors on March 21, 2012. TransUnion Holding is required to pay interest on the 9.625% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.

In connection with the issuance of the 9.625% notes, we entered into a registration rights agreement that required us to exchange the 9.625% notes for an equal amount of notes registered with the SEC. We filed the Registration Statement on Form S-4 for the notes with the SEC on August 31, 2012, and the related prospectus on September 6, 2012. All of the notes were exchanged in the exchange offer. The registration of the notes did not change any of the terms of the notes, other than lifting transfer restrictions on the notes.

The indenture governing the 9.625% notes contains nonfinancial covenants that include restrictions on our ability to pay dividends or distributions, repurchase equity, prepay junior debt, make certain investments, incur additional debt, issue certain stock, incur liens on property, merge, consolidate or sell certain assets, enter into transactions with affiliates, and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company. We are in compliance with all covenants under the indenture.

8.125% notes

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. TransUnion Holding is required to pay interest on the 8.125% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.

In connection with the issuance of the 8.125% notes, TransUnion Holding successfully completed a Consent Solicitation to amend the indenture governing its 9.625% notes. The amendment permitted the issuance of the additional $400 million indebtedness and allowed TransUnion Holding to make a dividend payment to its shareholders. The 8.125% notes contain a registration rights agreement that will require us to exchange the notes for an equal amount of notes registered with the SEC. The indenture governing these notes and the nonfinancial covenants are substantially similar to those governing the outstanding 9.625% notes. The proceeds were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the debt and obtaining consents from our existing debt holders. In addition, as part of the transaction, on November 1, 2012, TransUnion LLC prepaid $10.0 million of the senior secured term loan with cash on hand.

Transunion Corp.

Senior secured credit facility

In connection with the 2010 Change in Control Transaction discussed in Note 2, “Change in Control Transactions,” on June 15, 2010, the Company entered into a senior secured credit facility with various lenders. On February 10, 2011, the Company amended and restated its senior secured credit facility to borrow new funds under a new senior secured term loan and replace the senior secured revolving line of credit. In connection with the refinancing in February 2011, the Company borrowed an additional $4.8 million under the term loan. Effective upon the acquisition of TransUnion Corp. by TransUnion Holding as described in Note 2, “Change in Control Transactions,” the senior secured credit facility was further amended to increase the applicable margin on the term loan and revolving line of credit borrowings by 75 basis points and 50 basis points, respectively. In addition, the amendment increased the capacity and extended the term on a portion of the revolving line of credit. The senior secured credit facility was further amended on February 5, 2013. See Note 26, “Subsequent Event.”

This credit facility consists of a seven-year $950.0 million senior secured term loan and a $210.0 million senior secured revolving line of credit. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected. As of December 31, 2012, the term loan was subject to a floor of 1.50% plus an applicable margin of 4.00%. The revolving line of credit had three tranches subject to floors of 1.50% to 1.75%, plus applicable margins of 3.00% to 5.00%, depending on the tranche and our senior secured net leverage ratio. There is a 0.5% annual commitment fee payable quarterly based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The credit facility restrictions and covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all of the loan covenants.

Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. The Company will also be required to make additional principal payments beginning in 2013 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. During 2012, the company repaid $19.5 million on the term loan, including a $10.0 prepayment on November 1, 2012, upon issuance of the 8.125% notes. Under the revolving line of credit, the first $25.0 million commitment expires June 15, 2015, the next $30.0 million commitment expires February 10, 2016, and the remaining $155.0 million commitment expires on February 10, 2017. The Company did not repay or borrow any funds under its revolving line of credit during 2012.

On April 30, 2012, we entered into swap agreements that will effectively fix the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at December 31, 2012 was $500 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of December 31, 2012, was a liability of $5.8 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of December 31, 2012, of $3.7 million was included in accumulated other comprehensive income (loss). Through December 31, 2012, there were no gains or losses related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income (loss) on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument begin on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

11.375% notes

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

RFC loan

In connection with the 2010 Change in Control Transaction, on June 15, 2010, the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the foreign cash loan (the “RFC loan”). The RFC loan was an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest. Interest expense was calculated under the effective interest method using an imputed interest rate of 11.625%. The Company repaid the remaining principal of the loan in connection with the 2012 Change in Control Transaction as discussed in Note 2, “Change in Control Transactions.” The Predecessor repaid $5.1 million of principal and imputed interest during 2011.

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

TransUnion Holding and TransUnion Corp.

Fair Value of Fixed Rate Notes

The fair value of our fixed-rate debt is determined using Level 2 inputs, quoted market prices for publicly traded instruments. As of December 31, 2012, the fair value of our 9.625%, 8.125% and 11.375% notes were $639.8 million, $413.5 million and $753.0 million, respectively, compared to book value of $600.0 million, $398.0 million and $758.4 million, respectively.

14. Income Taxes

The provision (benefit) for income taxes on income (loss) from continuing operations consisted of the following:

	TransUnion Holding	TransUnion Corp.
(in millions)	Inception Through December 31, 2012	Successor Eight Months Ended December 31, 2012	Predecessor Four Months Ended April 30, 2012	Predecessor Twelve Months Ended December 31, 2011	Predecessor Twelve Months Ended December 31, 2010
Federal
Current	$0.1	$—	$1.0	$(3.0)	$9.7
Deferred	(3.0)	13.2	(16.1)	(1.3)	10.4
State
Current	(0.5)	0.4	0.1	1.6	(2.2)
Deferred	(0.3)	0.4	(1.5)	(1.4)	0.1
Foreign
Current	12.1	12.1	5.7	22.7	26.1
Deferred	(1.8)	(1.8)	(0.7)	(0.8)	2.2

Total provision (benefit) for income taxes	$6.6	$24.3	$(11.5)	$17.8	$46.3

The components of income (loss) from continuing operations before income taxes consisted of the following:

	TransUnion Holding	TransUnion Corp.
(in millions)	Inception Through December 31, 2012	Successor Eight Months Ended December 31, 2012	Predecessor Four Months Ended April 30, 2012	Predecessor Twelve Months Ended December 31, 2011	Predecessor Twelve Months Ended December 31, 2010
Domestic	$(33.3)	$36.2	$(79.5)	$0.2	$12.4
Foreign	36.0	36.0	15.6	66.9	70.6

Total income (loss) from continuing operations before income taxes	$2.7	$72.2	$(63.9)	$67.1	$83.0

The provision for income taxes on the loss of discontinued operations for the year ended December 31, 2011, was $0.1 million. The benefit for income taxes on the loss of discontinued operations for the year ended December 31, 2010, was $2.9 million.

The effective income tax rate reconciliation consisted of the following:

	TransUnion Holding		TransUnion Corp.
(in millions)	Inception Through December 31, 2012		Successor Eight Months Ended December 31, 2012		Predecessor Four Months Ended April 30, 2012
Income taxes at 35% statutory rate	$0.9	35.0%	$25.3	35.0%	$(22.4)	35.0%
Increase (decrease) resulting from:
State taxes net of federal income tax benefit	(0.9)	(35.0)%	0.7	1.0%	(1.4)	2.2%
Foreign rate differential	(4.0)	(148.1)%	(4.0)	(5.5)%	(1.2)	1.9%
Nondeductible change in control transaction expenses	1.8	66.7%	0.2	0.3%	2.7	(4.2)%
Application of ASC 740-30 to foreign earnings	4.3	159.2%	(1.9)	(2.7)%	8.1	(12.7)%
Impact of foreign dividends, including Subpart F, and foreign tax credits	5.0	185.2%	4.9	6.8%	2.0	(3.1)%
Other	(0.5)	(18.6)%	(0.9)	(1.2)%	0.7	(1.1)%

Total	$6.6	244.4%	$24.3	33.7%	$(11.5)	18.0%

	TransUnion Corp.
(in millions)	Predecessor Twelve Months Ended December 31, 2011		Predecessor Twelve Months Ended December 31, 2010
Income taxes at 35% statutory rate	$23.5	35.0%	$29.0	35.0%
Increase (decrease) resulting from:
State taxes net of federal income tax benefit	(0.4)	(0.6)%	(1.6)	(2.0)%
Foreign rate differential	(3.9)	(5.8)%	(0.2)	(0.2)%
Nondeductible change in control transaction expenses	(4.5)	(6.7)%	9.5	11.4%
Application of ASC 740-30 to foreign earnings	2.5	3.7%	1.6	1.9%
Impact of foreign dividends and foreign tax credits	2.0	3.0%	7.8	9.4%
Other	(1.4)	(2.1)%	0.2	0.3%

Total	$17.8	26.5%	$46.3	55.8%

Effective January 1, 2012, the look-through rule under subpart F of the U.S. Internal Revenue Code expired. The subpart F provisions require U.S. corporate shareholders to recognize current U.S. taxable income from passive income, such as dividends earned, at certain foreign subsidiaries regardless of whether that income is remitted to the U.S. The look-through rule had provided an exception to this recognition for subsidiary passive income attributable to an active business. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S. In calculating the U.S. tax expense on unremitted foreign earnings, we offset the increase in tax with the benefit of related foreign tax credits. As part of the American Taxpayer Relief Act of 2012 enacted into law on January 2, 2013, the look-through rule was retroactively reinstated to January 1, 2012, and we expect to reverse the tax expense we recorded for Subpart F in 2012 during the first quarter of 2013.

The increase in tax deductible transaction costs and interest expense resulting from the 2012 Change in Control Transaction and the related increase in debt significantly reduced the amount of foreign tax credits available to offset our tax expense on both foreign dividends received and unremitted foreign earnings.

TransUnion Holding

The effective tax rate was 244.4% for the period of inception through December 31, 2012. This rate was higher than the 35% U.S. federal statutory rate primarily due to the lapse of the look-through rule and the reduction in available foreign tax credits, the unfavorable impact of ASC 740-30 and the tax non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the Company’s foreign earnings.

As a result of the 2012 Change in Control Transaction and increased debt service requirements resulting from the additional debt incurred by TransUnion Holding, we asserted under ASC 740-30 that all unremitted foreign earnings of TransUnion Corp. accumulated as of April 30, 2012, were not indefinitely reinvested outside the U.S. Accordingly, we recorded a deferred tax liability for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.

TransUnion Corp.

As a result of the 2012 Change in Control Transaction, TransUnion Corp. has two taxable years in 2012, one for the Predecessor and one for the Successor. Effective April 30, 2012, TransUnion Corp. and its U.S. subsidiaries will join in the filing of a consolidated U.S. federal tax return with TransUnion Holding. The tax expense and deferred tax accounts of TransUnion Corp. Successor are calculated as if TransUnion Corp. files a separate U.S. tax return, which excludes the operations of TransUnion Holding.

The effective tax rate was 33.7% for the eight months ended December 31, 2012. This rate was lower than the U.S. federal statutory rate of 35% primarily due to the favorable tax rate differential on foreign earnings and the favorable impact on the ASC 740-30 deferred tax liability due to a reduction in the Dominican Republic withholding tax, partially offset by the lapse of the look-through rule and the reduction in available foreign tax credits.

For the four months ended April 30, 2012, we reported a loss from continuing operations before income taxes. The effective tax benefit rate for this period of 18.0% was lower than the U.S. federal statutory rate of 35% primarily due to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

For 2011, the effective tax rate of 26.5% was lower than the U.S. federal statutory rate of 35% primarily due to the additional tax-deductible transaction costs resulting from our analysis of the fees incurred in the 2010 Change in Control Transaction and lower tax rates in foreign countries, primarily Canada and Puerto Rico, partially offset by the impact of foreign dividends and foreign tax credits.

For 2010, the effective tax rate of 55.8% was higher than the U.S. federal statutory rate of 35% primarily due to the nondeductible expenses related to the 2010 Change in Control Transaction and the limitation on our foreign tax credit.

Components of net deferred income tax consisted of the following:

(in millions)	TransUnion Holding December 31, 2012	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Deferred income tax assets:
Deferred compensation	$4.4	$4.4	$3.9
Stock-based compensation	0.3	0.3	2.4
Employee benefits	6.3	6.3	5.7
Legal reserves and settlements	1.9	1.9	1.7
Hedge investments	2.2	2.2	—
Financing related costs	46.4	46.4	—
Loss and credit carryforwards	71.0	51.3	30.5
Other	6.3	2.8	2.8

Gross deferred income tax assets	$138.8	$115.6	$47.0
Valuation allowance	(27.2)	(27.2)	(16.9)

Total deferred income tax assets, net	$111.6	$88.4	$30.1

Deferred income tax liabilities:
Depreciation and amortization	$(662.1)	$(662.1)	$(52.4)
Investments in affiliated companies	(17.1)	(17.1)	—
Taxes on undistributed foreign earnings	(49.7)	(32.2)	(4.8)
Other	(3.9)	(3.9)	(4.1)

Total deferred income tax liability	$(732.8)	$(715.3)	$(61.3)

Net deferred income tax liability	$(621.2)	$(626.9)	$(31.2)

The temporary differences resulting from differing treatment of items for tax and accounting purposes result in deferred tax assets and liabilities. If deferred tax assets are not likely to be recovered in future years, a valuation allowance is recorded. During 2012, our valuation allowance increased $10.3 million. As of December 31, 2012 and 2011, a valuation allowance of $27.2 million and $16.9 million, respectively, was recorded against the deferred tax assets generated by capital loss, foreign loss and foreign tax credit carryforwards. Our capital loss carryforwards will expire over the next three years and our foreign loss and credit carryforwards will expire over the next ten years.

We have not provided for U.S. deferred income tax on $16.4 million of unremitted earnings from certain non-U.S. subsidiaries accumulated after April 30, 2012, since these earnings are intended to be permanently reinvested in operations outside of the United States. It is impractical at this time to determine the tax impact if these earnings were distributed.

The total amount of unrecognized tax benefits of TransUnion Holding as of December 31, 2012, was $4.9 million. The amount of unrecognized tax benefits of TransUnion Holding that would affect the effective tax rate, if recognized, was $4.9 million. The total amount of unrecognized tax benefits of TransUnion Corp. as of December 31, 2012 and 2011, was $4.8 million and $3.2 million, respectively. The amount of unrecognized tax benefits of TransUnion Corp. that would affect the effective tax rate, if recognized, was $4.8 million and $3.2 million as of December 31, 2012 and 2011, respectively.

Total amount of unrecognized tax benefits consisted of the following:

(in millions)	TransUnion Holding December 31, 2012	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Balance as of beginning of period	$3.2	$3.2	$2.1
Additions for tax positions of prior years	0.2	0.2	0.4
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	1.7	1.6	2.2
Reductions relating to settlement and lapse of statute	(0.2)	(0.2)	(1.5)

Balance as of December 31	$4.9	$4.8	$3.2

Consistent with prior periods, we classify interest on unrecognized tax benefits as interest expense and tax penalties as other income or expense on the statement of income. We classify any interest or penalties related to unrecognized tax benefits as other liabilities on the balance sheet. Interest expense related to taxes was insignificant for the years ended December 31, 2012, and December 31, 2011. The accrued interest payable for taxes as of December 31, 2012 and 2011 was $0.5 million and $0.5 million, respectively. There was no significant expense recognized, or significant liability recorded, for tax penalties as of December 31, 2012 or 2011.

We are regularly audited by federal, state, local and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amount of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. As of December 31, 2012, tax years 2008 and forward remained open for examination in some state and foreign jurisdictions, and tax years 2009 and forward remained open for the U.S. federal audit.

15. Stock-Based Compensation

From the date of inception through December 31, 2012, TransUnion Holding recognized stock-based compensation of $3.0 million, with a related income tax benefit of approximately $1.1 million. For the eight months ended December 31, 2012, TransUnion Corp. Successor recognized $2.6 million of stock-based compensation, with a related income tax benefit of approximately $0.9 million. For the four months ended April 30, 2012, TransUnion Corp. Predecessor recognized $90.0 million of stock-based compensation, with a related income tax benefit of approximately $32.4 million. Stock-based compensation recognized by TransUnion Corp. Predecessor in 2011 and 2010 totaled $4.6 million and $31.8 million, respectively. The income tax benefit related to stock-based compensation was approximately $1.7 million and $11.5 million in 2011 and 2010, respectively.

In connection with the 2010 Change in Control Transaction described in Note 2, “Change in Control Transactions,” the Company adopted the TransUnion Corp. 2010 Management Equity Plan, as approved by the stockholders. In connection with the 2012 Change in Control Transaction, all outstanding awards under the 2010 Management Equity Plan immediately vested and TransUnion Corp. Predecessor recognized $88.0 million of additional stock-based compensation, approximately $56.3 million net of tax. Upon the 2012 Change in Control Transaction, the 2010 Management Equity Plan was cancelled and replaced with the TransUnion Holding Company, Inc. 2012 Management Equity Plan, under which stock-based awards may be issued to executive officers, employees and independent directors of the Company. A total of 8.3 million shares have been authorized for grant under the 2012 plan.

Stock Options

During the eight months ended December 31, 2012, the Company granted 6.6 million stock options with a ten-year term under the 2012 Management Equity Plan. Of the stock options granted, 40% vest based on the passage of time (service condition options), and 60% vest based on the passage of time and meeting certain market conditions (market condition options). Service condition options vest over a five-year service period, with 20% vesting on either the first anniversary of the 2012 Change in Control Transaction or one year after the grant date, and 5% vesting each quarter thereafter. Market condition options vest according to the scheduled vesting of service condition options, but are also contingent on meeting the market conditions.

The service condition options had a weighted-average grant date fair value of $4.97 per share, measured using the Black-Scholes valuation model with the following weighted-average assumptions: expected volatility of 59% based on comparable company volatility; expected life of 6.19 years using the simplified method described in SAB No. 110 because we do not have historical data related to exercise behavior; risk-free rate of return of 0.89% derived from the constant maturity treasury curve for a term matching the expected life of the award; and an expected dividend yield of zero. The market condition options had a weighted average grant date fair value of $4.08 per share, measured using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition options.

In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the Company’s compensation committee of the board of directors approved an equitable adjustment to reduce the exercise price of options outstanding at November 9, 2012, from $10.07 to $6.65 per share. Since the Company’s options do not contain mandatory anti-dilution provisions, the adjustment was treated as a modification of the options’ terms and conditions, resulting in $2.8 million of additional compensation expense that is being recognized over the remaining requisite service period.

Stock option activity consisted of the following:

	Shares	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
TransUnion Corp. Predecessor outstanding at December 31, 2009	—	$—	—	$—
Granted	3,104,658	24.37
Exercised	—	—
Forfeited	(82,000)	24.37
Expired	—	—

TransUnion Corp. Predecessor outstanding at December 31, 2010	3,022,658	$24.37	9.5	$—
Granted	342,000	28.25
Exercised	(6,500)	24.37
Forfeited	(129,200)	25.77
Expired	(600)	24.37

TransUnion Corp. Predecessor outstanding at December 31, 2011	3,228,358	$24.72	8.6	$63.7
Granted	55,600	44.47
Exercised	(2,100)	24.37
Forfeited	(71,004)	26.35
Expired	(1,200)	24.37
Cancelled in connection with 2012 Change in Control Transaction	(3,209,654)	25.03

TransUnion Corp. Predecessor outstanding at April 30, 2012	—	$—	—	$—
Granted	6,619,789	6.65
Exercised	—	—
Forfeited	(86,980)	6.65
Expired	—	—

TransUnion Holding outstanding at December 31, 2012	6,532,809	$6.65	9.7	$—

Vested and expected to vest as of December 31, 2012	6,115,889	$6.65	9.7	$—
Exercisable at December 31, 2012	—	$—	—	$—

(1)	For periods after April 30, 2012, the weighted average exercise price reflects the November 9, 2012, modified exercise price as discussed above.

In connection with the 2012 Change in Control Transaction, all options outstanding under the 2010 Management Equity Plan were cancelled and existing option holders received $91.2 million in cash consideration for the value of their options. For the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, the weighted average grant date fair value of options granted was $15.45, $8.28 and $6.07 per share, respectively. The total intrinsic value of options exercised during the four months ended April 30, 2012, and the year ended December 31, 2011 was less than $0.1 million in each period. No options were exercised during 2010.

As of December 31, 2012, stock-based compensation expense remaining to be recognized in future years related to options was $12.2 million for service condition options and $15.2 million for market condition options, with a weighted-average recognition period of 4.6 and 4.4 years, respectively. During the eight months ended December 31, 2012, no options vested under the 2012 Management Equity Plan.

Stock appreciation rights

During the eight months ended December 31, 2012, the Company granted 0.9 million stock appreciation rights (“SARs”) with a ten-year term and an exercise price of $10.07 per share under the 2012 Management Equity Plan. Of the SARs granted, 40% vest over a five-year service period, and 60% vest over a five-year service period, but are contingent on meeting certain market conditions. The SARs provide for cash settlement and are being accounted for as liability awards, with expense recognized based on the award’s fair value and the percentage of requisite service rendered at the end of each reporting period in accordance with ASC 718-30-30-3. In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the Company’s compensation committee of the board of directors approved an equitable adjustment to reduce the exercise price of the SARs outstanding at November 9, 2012, from $10.07 to $6.65 per share.

As of December 31, 2012, none of the SARs were vested or exercisable. Compensation expense remaining to be recognized in future years was $2.5 million based on the fair value of the awards at December 31, 2012.

Restricted stock

During the eight months ended December 31, 2012, the Company granted less than 0.1 million shares of restricted stock that cliff vest after three years under the 2012 Management Equity Plan. The total grant date fair value of the restricted stock was $0.3 million. For the year ended December 31, 2011, the Company did not have any activity with respect to restricted stock. During 2010, all unvested restricted stock previously issued to employees under the TransUnion Corp. Equity Award Program immediately vested upon the 2010 Change in Control Transaction. As a result, the Company recognized $20.7 million of additional stock-based compensation, with a related income tax benefit of approximately $7.5 million.

Restricted stock activity consisted of the following:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	1,272,782	$23.74
Granted	556,276	23.03
Vested	(1,805,374)	23.52
Forfeited	(23,684)	23.87

Nonvested at December 31, 2010	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2011	—	$—
Granted	25,082	10.07
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2012	25,082	$10.07

The total fair value of restricted stock vested in 2010 was $44.3 million.

16. Fair Value

Financial instruments measured at fair value on a recurring basis as of December 31, 2012, consisted of the following:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$11.4	$11.4	$—	$—
Interest rate swaps	(5.8)	—	(5.8)	—

Total financial instruments at fair value	$5.6	$11.4	$(5.8)	$—

Level 1 investments, which use quoted market prices in active markets for identical assets to establish fair value, consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices. Level 2 investments consist of interest rate swaps that are further discussed in Note 13, “Debt.” We determined the fair value of the interest rate swaps using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. At December 31, 2012, we did not have any investments valued using Level 3 inputs.

17. Business Acquisitions

2011 acquisitions

Crivo Sistemas em Informatica S.A.

On December 28, 2011, we acquired an 80% ownership interest in Crivo, a Brazilian company, for $44.7 million in cash. The purchase was funded using cash on hand. Crivo provides software and services to companies in Brazil to help them make credit, risk and fraud-related decisions. This acquisition is consistent with our strategic objective to invest in growing international regions and will be integrated into our International business segment. Pro forma financial information is not presented because the acquisition was not material to our 2011 consolidated operating results. The results of operations of this business have been included as part of the international segment in the accompanying consolidated statements of income since the date of acquisition.

Purchase Price Allocation

During 2012, we finalized the allocation of the purchase price. The fair value of the net assets acquired and the liabilities assumed as of December 28, 2011, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable and other current assets	$1.7
Property and equipment	10.8
Identifiable intangible assets	20.2
Goodwill(1)	35.2

Total assets acquired	$67.9
Total liabilities assumed	(12.0)

Net assets of acquired company	$55.9
Less: noncontrolling interests	(11.2)

Purchase price of 80% ownership interest	$44.7

(1)

For tax purposes, none of the goodwill was initially tax deductible. However, as part of a restructuring in March 2012, Crivo merged with a holding company and the entire amount of goodwill shown above became tax deductible.

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

Acquisition Costs

Acquisition costs of $2.4 million in 2011 and $0.5 million in 2012, including investment banker fees, legal fees, due diligence and other external costs were incurred and included in other income and expense in each respective year.

Financial Healthcare Systems, LLC

On October 13, 2011, we acquired a 100% ownership interest in Financial Healthcare Systems, LLC (“FHS”), a Colorado limited liability company. The purchase price allocation was completed in 2011. The results of operations of this business have been included as part of the USIS segment in the accompanying consolidated statements of income since the date of acquisition.

2010 acquisition

On August 1, 2010, we acquired a 51% ownership interest in Databusiness S.A., located in Chile. The purchase price allocation was completed in 2010. The results of operations of this business have been included as part of the International segment in the accompanying consolidated statements of income since the date of acquisition.

18. Discontinued Operations

During the first quarter of 2010, we completed the sale of the remaining business comprising our real estate services business. During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders. We will have no significant ongoing relationship with either of these businesses. We had no revenue from discontinued operations in 2011 or 2012. Revenue from discontinued operations was $5.0 million in 2010. We had no income or loss from discontinued operations in 2012. The net loss from discontinued operations for 2011 of $0.5 million was a result of expenses incurred to wind down these operations. Income from discontinued operations for 2010 included gains, net of tax, of $10.9 million on the final disposal of these businesses and operating losses of $2.7 million.

19. Operating Segments

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

Selected financial information consisted of the following:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April, 30 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue
U.S. Information Services	$487.4	$238.1	$660.1	$636.0
International	157.8	76.6	216.1	195.8
Interactive	121.8	58.3	147.8	124.7

Total	$767.0	$373.0	$1,024.0	$956.5

Operating income (loss)
U.S. Information Services	$121.9	$33.2	$185.8	$177.1
International	19.1	5.3	66.7	62.7
Interactive	48.7	13.0	56.5	37.7
Corporate	(47.6)	(51.7)	(56.3)	(61.4)

Total	$142.1	$(0.2)	$252.7	$216.1

Reconciliation of operating income (loss) to income from continuing operations before income tax:
Operating income from segments	$142.1	$(0.2)	$252.7	$216.1
Non-operating income and expense	(69.9)	(63.7)	(185.6)	(133.1)

Income (loss) from continuing operations before income tax	$72.2	$(63.9)	$67.1	$83.0

In addition, on a stand-alone non-consolidated basis, TransUnion Holding had no revenue, a $0.9 million operating loss, and $68.6 million of non-operating expenses from the date of inception through December 31, 2012.

Other income and expense, net, included earnings (losses) from equity method investments as follows:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
U.S. Information Services	$0.9	$0.5	$1.1	$(0.1)
International	7.1	3.6	10.3	8.5
Interactive	—	—	—	—

Total	$8.0	$4.1	$11.4	$8.4

TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp.

Property, plant and equipment, net of accumulated depreciation and amortization, by segment, consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
U.S. Information Services	$55.7	$58.0
International	18.4	26.7
Interactive	3.3	3.3
Corporate	43.8	21.0

Total	$121.2	$109.0

TransUnion Holding owns no property, plant or equipment other than the property, plant and equipment owned by TransUnion Corp.

Cash paid for capital expenditures, by segment, was as follows:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Year Ended December 31, 2011
U.S. Information Services	$30.8	$14.3	$54.3
International	8.6	2.4	12.3
Interactive	2.8	1.3	2.1
Corporate	6.6	2.4	5.3

Total	$48.8	$20.4	$74.0

TransUnion Holding had no capital expenditures other than the capital expenditures incurred by TransUnion Corp.

Depreciation and amortization expense of continuing operations, by segment, was as follows:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
U.S. Information Services	$78.9	$22.3	$66.9	$63.7
International	25.8	3.7	7.8	6.8
Interactive	5.2	1.3	4.3	4.8
Corporate	5.1	1.9	6.3	6.3

Total	$115.0	$29.2	$85.3	$81.6

TransUnion Holding had no depreciation and amortization expense other than the depreciation and amortization expense incurred by TransUnion Corp.

Revenue based on the country where it was earned, was a follows:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
United States	79%	79%	79%	80%
South Africa	7%	8%	9%	9%
Canada	5%	6%	6%	6%
Other	9%	7%	6%	5%

TransUnion Holding had no revenue other than the revenue earned by TransUnion Corp.

Long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	Approximate Percent of Long-Lived Assets
Country	2012	2011	2010
United States	81%	80%	88%
South Africa	5%	5%	7%
Canada	4%	2%	2%
Other	10%	13%	3%

TransUnion Holding owns no long-lived assets other than the long-lived assets owned by TransUnion Corp.

20. Commitments

Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities of TransUnion Holding in effect as of December 31, 2012, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations	Total
2013	$10.1	$136.9	$147.0
2014	8.8	53.5	62.3
2015	7.2	38.6	45.8
2016	5.6	16.4	22.0
2017	4.5	4.8	9.3
Thereafter	13.3	5.7	19.0

Totals	$49.5	$255.9	$305.4

Purchase obligations to be repaid in 2013 include $78.4 million of trade accounts payable that were included on the balance sheet of TransUnion Holding as of December 31, 2012. Rental expense related to operating leases of TransUnion Corp. Successor was $7.4 million for the eight months ended December 31, 2012. Rental expense related to operating leases of TransUnion Corp. Predecessor was $3.7 million, $13.8 million and $13.0 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively. TransUnion Holding had no operating leases other than the operating leases of TransUnion Corp.

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

21. Contingencies

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

As of both December 31, 2012 and 2011, TransUnion Corp. had accrued $5.6 million for pending or anticipated claims of our continuing operations. These amounts were recorded in other accrued liabilities on the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses on the consolidated statements of income. TransUnion Holding had no litigation accruals or expense other than the accruals and expense of TransUnion Corp.

22. Related-Party Transactions

Stockholder Agreement

In connection with the 2012 Change in Control Transaction, TransUnion Holding, GSC and Advent entered into the Major Stockholders’ Agreement. Under the terms of the agreement, GSC and Advent have the right to appoint all members of TransUnion Holding’s board of directors.

Consulting Agreement

In connection with the 2012 Change in Control Transaction, TransUnion Holding, GSC and Advent entered into the Consulting Agreement. Under the terms of the agreement, GSC and Advent are to receive an advisory fee of $250,000 each, increasing 5% annually, in exchange for services provided, including (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of existing debt; (iv) finance functions, including assistance in the preparation of financial projections and monitoring of compliance with financing agreements; (v) human resources functions, including searching and recruiting of executives; and (vi) other services as mutually agreed upon. During 2012, Advent and GSC provided consulting services to TransUnion Holding and the Company accrued fees of $125,000 each for these services.

Other Fees

In connection with the 2012 Change in Control Transaction and the issuance of the 8.125% notes, TransUnion Holding paid acquisition-related and underwriting fees of $11.9 million and $0.2 million to affiliates of GSC and Advent, respectively, and TransUnion Corp. Predecessor paid $1.4 million of acquisition-related fees to affiliates of GSC.

In connection with the 2010 Change in Control Transaction TransUnion Corp. Predecessor paid $13.0 million to Madison Dearborn Partners, LLC and $2.6 million to The Pritzker Organization, L.L.C. in 2010.

Legal Services

TransUnion Corp. Successor paid $0.5 million for the eight months ended December 31, 2012 and TransUnion Corp. Predecessor paid $0.1 million, $1.3 million and $0.9 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively, to the law firm of Neal, Gerber & Eisenberg LLP for legal services. Marshall E. Eisenberg, a partner in the law firm, is a co-trustee of certain Pritzker family U.S. situs trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.

TransUnion Corp. Successor paid $0.4 million for the eight months ended December 31, 2012 and TransUnion Corp. Predecessor paid $3.5 million, $4.4 million and $3.9 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively, to the law firm of Latham and Watkins LLP. Michael A. Pucker, a partner in the law firm, is an immediate family member of a co-trustee of certain Pritzker family U.S. situs trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.

Payables

Other liabilities of both TransUnion Holding and TransUnion Corp. Successor at December 31, 2012, included $3.2 million owed to certain Pritzker family business interests related to tax indemnification payments arising in connection with the 2010 Change in Control Transaction. This amount is subject to future adjustments based on a final determination of tax expense.

Issuances of Common Stock

On December 21, 2012, the Company issued an aggregate of 225,563 shares of common stock to David M. Neenan, the Executive Vice President of our International segment, at a purchase price of $6.65 per share.

On December 31, 2012, the Company issued an aggregate 199,237 shares of common stock to James M. Peck, the President and Chief Executive Officer of the Company, at a purchase price of $6.65 per share.

On April 8, 2011, TransUnion Corp. issued an aggregate of 30,775 shares of common stock to QED Fund I, LP in a private placement transaction at a purchase price of $24.37 per share. Nigel W. Morris, one of the Company’s directors at that time, is the managing member of QED Partners, LLC, the general partner of QED Fund I, LP, and is a 98% limited partner of QED Fund I, LP. Additionally, Mr. Morris is the managing member of QED Investors, LLC, the manager of QED Fund I, LP.

On May 3, 2011, TransUnion Corp. issued an aggregate of 22,500 shares of common stock to Matthew A. Carey, one of the Company’s directors at that time, in a private placement transaction at a purchase price of $24.37 per share.

Investment Purchase

On August 27, 2012, the Company purchased an aggregate 69,625 shares of common stock from Andrew Knight, at that time the Executive Vice President of our International segment, at a purchase price of $10.07 per share, in connection with him leaving the Company.

On November 4, 2011, TransUnion Corp. purchased 318,471 shares of Series A Preferred Stock of L2C, Inc. from QED Fund I, LP at a purchase price of $3.14 per share. Nigel W. Morris, one of the Company’s directors at that time, is the managing member of QED Partners, LLC, the general partner of QED Fund I, LP, and is a 98% limited partner of QED Fund I, LP. Additionally, Mr. Morris is the managing member of QED Investors, LLC, the manager of QED Fund I, LP.

Debt

In connection with the 2010 Change in Control Transaction, TransUnion Corp. borrowed $16.7 million from an entity owned by Pritzker family business interests under the RFC loan. This loan was repaid in 2012 in connection with the 2012 Change in Control Transaction. See Note 2, “Change in Control Transactions,” and Note 13, “Debt,” for additional information.

23. Quarterly Financial Data (Unaudited)

TransUnion Holding

The quarterly financial data of TransUnion Holding, from the date of inception, consisted of the following:

	Three Months Ended
(in millions)(1)	March 31, 2012(2)(3)	June 30, 2012(3)	September 30, 2012	December 31, 2012
Revenue	$—	$190.9	$291.7	$284.4
Operating income	—	36.5	61.3	43.4
Net income (loss)	(8.5)	(2.3)	13.5	(6.7)
Net income (loss) attributable to TransUnion Holding	(8.5)	(3.5)	11.3	(8.2)

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.
(2)	Period is from inception of TransUnion Holding, February 15, 2012, through March 31, 2012.
(3)

The financial results of TransUnion Holding include the consolidated results of TransUnion Corp. subsequent to April 30, 2012, the date of acquisition. See Note 1, “Significant Accounting and Reporting Policies,” and Note 2, “Change in Control Transactions,” for further information. For the period of inception through March 31, 2012, net income (loss) and net income (loss) attributable to TransUnion Holding included $7.0 million of acquisition fees related to the 2012 Change in Control Transaction. For the three months ended June 30, 2012, net income (loss) and net income (loss) attributable to TransUnion Holding included $8.2 million of acquisition fees related to the 2012 Change in Control Transaction.

TransUnion Corp.

The quarterly financial data of TransUnion Corp. for 2012 and 2011 consisted of the following:

	Predecessor		Successor	Successor
(in millions)(1)	Three Months Ended March 31, 2012(2)	One Month Ended April 30, 2012(2)	Two Months Ended June 30, 2012(2)	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012
Revenue	$280.6	$92.4	$190.9	$291.7	$284.4
Operating income (loss)	65.6	(65.8)	37.0	61.6	43.6
Net income (loss)	12.1	(64.5)	10.8	23.0	14.1
Net income (loss) attributable to TransUnion Corp.	10.2	(65.1)	9.6	20.8	12.6

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.
(2)

For the three months ended March 31, 2012, net income (loss) and net income (loss) attributable to TransUnion Corp. included $2.6 million of acquisition fees related to the 2012 Change in Control Transaction. For the one month ended April 30, 2012, net income (loss) and net income (loss) attributable to TransUnion Corp. included $18.3 million of acquisition fees related to the 2012 Change in Control Transaction. For the one month ended April 30, 2012, operating income (loss), net income (loss) and net income (loss) attributable to TransUnion Corp. all included $90.0 million of accelerated stock-based compensation and related expense as a result of the 2012 Change in Control Transaction. For the two

months ended June 30, 2012, operating income (loss), net income (loss) and net income (loss) attributable to TransUnion Corp. all included $0.3 million of accelerated stock-based compensation and related expense as a result of the 2012 Change in Control Transaction

	Predecessor Three Months Ended
(in millions) (1)	March 31, 2011(2)	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$245.9	$257.5	$267.6	$253.0
Operating income	55.1	60.5	72.8	64.3
Income (loss) from continuing operations	(23.3)	25.2	29.3	18.0
Discontinued operations, net of tax	(0.1)	(0.3)	—	—
Net income (loss)	(23.4)	24.9	29.3	18.0
Net income (loss) attributable to TransUnion Corp.	(25.5)	22.9	27.1	16.3

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.
(2)

For the three months ended March 31, 2011, as a result of refinancing our senior secured credit facility in February 2011, the Company incurred a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million. See Note 13, “Debt,” for additional information.

24. Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Accumulated Other Comprehensive Income / (Loss)
TransUnion Corp. Predecessor balance at December 31, 2010	$9.3	$—	$9.3
Change	(12.9)	—	(12.9)

TransUnion Corp. Predecessor balance at December 31, 2011	$(3.6)	$—	$(3.6)
Change	2.2	—	2.2

TransUnion Corp. Predecessor balance at April, 30 2012	$(1.4)	$—	$(1.4)
Purchase accounting adjustments	1.4	—	1.4
Change	(20.7)	(3.7)	(24.4)

TransUnion Corp Successor and TransUnion Holding balance at December 31, 2012	$(20.7)	$(3.7)	$(24.4)

25. Financial Statements of Guarantors

As discussed in Note 13, “Debt,” the obligations under the 11.375% notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp. and certain wholly owned domestic subsidiaries of Trans Union LLC. TransUnion Holding does not guarantee the 11.375% notes. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Balance Sheet—Successor

December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Assets
Current assets:
Cash and cash equivalents	$75.3	$—	$—	$79.0	$—	$154.3
Trade accounts receivable, net	—	98.0	19.5	46.1	—	163.6
Due from (to) affiliates	(14.9)	(82.5)	46.2	56.7	(5.5)	—
Other current assets	(0.3)	52.7	(0.7)	7.0	—	58.7

Total current assets	60.1	68.2	65.0	188.8	(5.5)	376.6

Property, plant and equipment, net	—	95.8	7.8	17.6	—	121.2
Other marketable securities	—	11.4	—	—	—	11.4
Goodwill	—	961.6	324.6	518.0	—	1,804.2
Other intangibles, net	—	1,629.6	75.8	206.2	—	1,911.6
Other assets	1,611.8	1,235.2	2.2	42.4	(2,795.9)	95.7

Total assets	$1,671.9	$4,001.8	$475.4	$973.0	$(2,801.4)	$4,320.7

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$43.2	$18.9	$15.4	$—	$77.5
Current portion of long-term debt	—	9.5	—	6.6	(5.5)	10.6
Other current liabilities	7.9	68.4	7.2	23.5	—	107.0

Total current liabilities	7.9	121.1	26.1	45.5	(5.5)	195.1

Long-term debt	—	1,672.3	—	6.5	(6.5)	1,672.3
Other liabilities	(13.9)	589.6	2.0	89.7	—	667.4

Total liabilities	(6.0)	2,383.0	28.1	141.7	(12.0)	2,534.8

Redeemable noncontrolling interests	—	—	—	14.7	—	14.7

Total TransUnion Corp. stockholders’ equity	1,677.9	1,618.8	447.3	723.3	(2,789.4)	1,677.9
Noncontrolling interests	—	—	—	93.3	—	93.3

Total stockholders’ equity	1,677.9	1,618.8	447.3	816.6	(2,789.4)	1,771.2

Total liabilities and stockholders’ equity	$1,671.9	$4,001.8	$475.4	$973.0	$(2,801.4)	$4,320.7

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Balance Sheet—Predecessor

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

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income—Successor

For the Eight Months Ended December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$465.7	$168.2	$176.1	$(43.0)	$767.0

Operating expenses
Cost of services	—	202.3	72.9	52.9	(29.9)	298.2
Selling, general and administrative	—	135.5	39.3	50.9	(14.0)	211.7
Depreciation and amortization	—	91.3	7.7	16.0	—	115.0

Total operating expenses	—	429.1	119.9	119.8	(43.9)	624.9

Operating income	—	36.6	48.3	56.3	0.9	142.1

Non-operating income and expense
Interest expense	—	(73.1)	—	0.1	0.2	(72.8)
Interest income	—	0.2	—	0.8	(0.2)	0.8
Other income and (expense), net	61.2	60.7	—	(3.4)	(116.4)	2.1

Total non-operating income and expense	61.2	(12.2)	—	(2.5)	(116.4)	(69.9)

Income (loss) before income taxes	61.2	24.4	48.3	53.8	(115.5)	72.2

(Provision) benefit for income taxes	(18.2)	37.1	(21.8)	(21.4)	—	(24.3)

Net income (loss)	43.0	61.5	26.5	32.4	(115.5)	47.9

Less: net income attributable to noncontrolling interests	—	—	—	(4.9)	—	(4.9)

Net income (loss) attributable to TransUnion Corp.	$43.0	$61.5	$26.5	$27.5	$(115.5)	$43.0

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income—Successor

For the Eight Months Ended December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$43.0	$61.5	$26.5	$32.4	$(115.5)	$47.9

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(20.7)	(20.7)	—	(22.7)	41.4	(22.7)
Net unrealized loss on hedges	(3.7)	(3.7)	—	—	3.7	(3.7)

Total other comprehensive income (loss), net of tax	(24.4)	(24.4)	—	(22.7)	45.1	(26.4)

Comprehensive income (loss)	18.6	37.1	26.5	9.7	(70.4)	21.5
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.9)	—	(2.9)

Comprehensive income (loss) attributable to TransUnion Corp.	$18.6	$37.1	$26.5	$6.8	$(70.4)	$18.6

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income—Predecessor

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

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income—Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2.2	2.2	—	2.5	(4.4)	2.5

Total other comprehensive income (loss), net of tax	2.2	2.2	—	2.5	(4.4)	2.5

Comprehensive income (loss)	(52.7)	(49.6)	10.0	20.5	21.9	(49.9)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)

Comprehensive income (loss) attributable to TransUnion Corp.	$(52.7)	$(49.6)	$10.0	$17.7	$21.9	$(52.7)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income—Predecessor

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$637.3	$209.4	$238.4	$(61.1)	$1,024.0
Operating expenses
Cost of services	—	295.1	88.3	79.5	(41.4)	421.5
Selling, general and administrative	0.3	166.9	63.0	55.4	(21.1)	264.5
Depreciation and amortization	—	60.9	17.1	7.3	—	85.3

Total operating expenses	0.3	522.9	168.4	142.2	(62.5)	771.3
Operating income (loss)	(0.3)	114.4	41.0	96.2	1.4	252.7
Non-operating income and expense
Interest expense	(1.3)	(124.9)	—	(0.2)	—	(126.4)
Interest income	—	0.1	—	0.6	—	0.7
Other income and (expense), net	42.9	28.0	(0.1)	(4.7)	(126.0)	(59.9)

Total non-operating income and expense	41.6	(96.8)	(0.1)	(4.3)	(126.0)	(185.6)
Income (loss) from continuing operations before income taxes	41.3	17.6	40.9	91.9	(124.6)	67.1
Benefit (provision) for income taxes	(0.5)	25.3	(20.9)	(21.7)	—	(17.8)

Income (loss) from continuing operations	40.8	42.9	20.0	70.2	(124.6)	49.3
Discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)

Net income (loss)	40.8	42.9	20.0	69.7	(124.6)	48.8
Less: net income attributable to noncontrolling interests	—	—	—	(8.0)	—	(8.0)

Net income (loss) attributable to TransUnion Corp.	$40.8	$42.9	$20.0	$61.7	$(124.6)	$40.8

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income—Predecessor

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$40.8	$42.9	$20.0	$69.7	$(124.6)	$48.8

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(12.9)	(12.9)	—	(14.5)	25.8	(14.5)

Total other comprehensive income (loss), net of tax	(12.9)	(12.9)	—	(14.5)	25.8	(14.5)

Comprehensive income (loss)	27.9	30.0	20.0	55.2	(98.8)	34.3
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(6.4)	—	(6.4)

Comprehensive income (loss) attributable to TransUnion Corp.	$27.9	30.0	$20.0	$48.8	$(98.8)	$27.9

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income—Predecessor

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$614.8	$175.6	$215.4	$(49.3)	$956.5
Operating expenses
Cost of services	—	293.9	72.5	65.3	(35.9)	395.8
Selling, general and administrative	0.3	169.1	56.6	51.7	(14.7)	263.0
Depreciation and amortization	—	56.9	18.2	6.5	—	81.6

Total operating expenses	0.3	519.9	147.3	123.5	(50.6)	740.4
Operating income (loss)	(0.3)	94.9	28.3	91.9	1.3	216.1
Non-operating income and expense
Interest expense	(1.2)	(88.6)	—	(0.3)	—	(90.1)
Interest income	0.3	0.2	—	0.5	—	1.0
Other income and (expense), net	38.0	30.3	(0.4)	(1.7)	(110.2)	(44.0)

Total non-operating income and expense	37.1	(58.1)	(0.4)	(1.5)	(110.2)	(133.1)
Income (loss) from continuing operations before income taxes	36.8	36.8	27.9	90.4	(108.9)	83.0
Benefit (provision) for income taxes	(0.2)	0.8	(13.6)	(33.3)	—	(46.3)

Income (loss) from continuing operations	36.6	37.6	14.3	57.1	(108.9)	36.7
Discontinued operations, net of tax	—	—	—	8.2	—	8.2

Net income (loss)	36.6	37.6	14.3	65.3	(108.9)	44.9
Less: net income attributable to noncontrolling interests	—	—	—	(8.3)	—	(8.3)

Net income (loss) attributable to TransUnion Corp.	$36.6	$37.6	$14.3	$57.0	$(108.9)	$36.6

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income—Predecessor

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$36.6	$37.6	$14.3	$65.3	$(108.9)	$44.9

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	8.6	8.6	—	9.4	(17.2)	9.4
Net unrealized loss on hedges	(1.1)	(1.1)	—	—	1.1	(1.1)

Total other comprehensive income (loss), net of tax	7.5	7.5	—	9.4	(16.1)	8.3

Comprehensive income (loss)	44.1	45.1	14.3	74.7	(125.0)	53.2
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(9.1)	—	(9.1)

Comprehensive income (loss) attributable to TransUnion Corp.	$44.1	$45.1	$14.3	$65.6	$(125.0)	$44.1

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Successor

For the Eight Months Ended December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from operating activities:
Net income (loss)	$43.0	$61.5	$26.5	$32.4	$(115.5)	$47.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	91.3	7.7	16.0	—	115.0
Stock-based compensation	—	2.2	0.1	—	—	2.3
Provision (reduction) for losses on trade accounts receivable	—	—	(2.1)	0.2	—	(1.9)
Change in control transaction fees	0.4	—	—	—	—	0.4
Deferred taxes	14.6	(12.1)	5.0	4.3	—	11.8
Amortization of 11.375% notes purchase accounting fair value adjustment	—	(10.8)	—	—	—	(10.8)
Equity in net income of affiliates, net of dividends	—	1.4	—	(0.1)	—	1.3
Equity in net (income) loss from subsidiaries	(61.5)	(54.0)	—	—	115.5	—
Other	—	(0.5)	—	3.1	—	2.6
Changes in assets and liabilities:
Trade accounts receivable	—	2.3	2.1	(5.4)	—	(1.0)
Other current and long-term assets	72.0	(27.4)	(28.0)	(13.8)	—	2.8
Trade accounts payable	—	5.6	(3.4)	(3.4)	—	(1.2)
Other current and long-term liabilities	(80.9)	(1.1)	(1.1)	5.6	—	(77.5)

Cash provided by (used in) operating activities	(12.4)	58.4	6.8	38.9	—	91.7

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Successor—Continued

For the Eight Months Ended December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(36.9)	(6.9)	(5.0)	—	(48.8)
Investments in trading securities	—	(0.5)	—	—	—	(0.5)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(14.2)	—	(14.2)
Acquisition related deposits	—	—	—	3.7	—	3.7
Proceeds from notes receivable	—	—	—	3.9	(3.9)	—
Other	—	—	0.1	(1.5)	—	(1.4)

Cash used in investing activities	—	(37.4)	(6.8)	(13.1)	(3.9)	(61.2)

Cash flows from financing activities:
Repayments of debt	—	(21.0)	—	(0.1)	3.9	(17.2)
Change in control transaction fees	(0.4)	—	—	—	—	(0.4)
Distributions to noncontrolling interests	—	—	—	(7.2)	—	(7.2)
Dividends to TransUnion Holding	(27.9)	—	—	—	—	(27.9)
Stockholder contributions	80.8	—	—	—	—	80.8

Cash provided by (used in) financing activities	52.5	(21.0)	—	(7.3)	3.9	28.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)

Net change in cash and cash equivalents	40.1	—	—	17.8	—	57.9
Cash and cash equivalents, beginning of period	35.2	—	—	61.2	—	96.4

Cash and cash equivalents, end of period	$75.3	$—	$—	$79.0	$—	$154.3

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from operating activities:
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19.8	5.9	3.5	—	29.2
Stock-based compensation	—	1.8	—	0.2	—	2.0
Deferred financing fees	—	3.9	—	—	—	3.9
Provision (reduction) for losses on trade accounts receivable	—	0.4	2.5	0.2	—	3.1
Change in control transaction fees	20.9	—	—	—	—	20.9
Deferred taxes	(17.6)	—	—	(0.7)	—	(18.3)
Equity in net income of affiliates, net of dividends	—	(2.4)	—	(1.3)	—	(3.7)
Equity in net (income) loss from subsidiaries	51.8	(25.5)	—	—	(26.3)	—
Loss (gain) on sale or exchange of property	—	0.1	—	—	—	0.1
Other	(0.1)	(0.6)	—	(0.1)	0.1	(0.7)
Changes in assets and liabilities:
Trade accounts receivable	—	(11.3)	(7.0)	(6.4)	—	(24.7)
Other current and long-term assets	(34.3)	47.9	(15.8)	3.7	—	1.5
Trade accounts payable	(0.1)	(5.8)	6.2	1.3	—	1.6
Other current and long-term liabilities	69.1	20.0	2.7	(1.9)	—	89.9

Cash provided by (used in) operating activities	34.8	(3.5)	4.5	16.5	0.1	52.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor—Continued

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(15.6)	(3.6)	(1.2)	—	(20.4)
Proceeds from sale of trading securities	—	1.1	—	—	—	1.1
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Proceeds from notes receivable	—	22.6	—	—	(22.6)	—
Issuance of notes receivable	—	—	—	(4.1)	4.1	—
Other	—	—	(0.1)	1.0	—	0.9

Cash provided by (used in) investing activities	—	7.0	(3.7)	(4.4)	(18.5)	(19.6)

Cash flows from financing activities:
Repayments of debt	(10.3)	(2.5)	(0.9)	(23.5)	22.6	(14.6)
Debt financing fees	—	(6.1)	—	—	—	(6.1)
Distribution of merger consideration	(1.3)	—	—	—	—	(1.3)
Change in control transaction fees	(20.9)	—	—	—	—	(20.9)
Proceeds from issuance of debt	—	4.1	—	—	(4.1)	—
Treasury stock purchases	(1.3)	—	—	—	—	(1.3)
Dividends to noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Other	(0.4)	—	—	0.1	(0.1)	(0.4)

Cash provided by (used in) financing activities	(34.2)	(4.5)	(0.9)	(23.8)	18.4	(45.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net change in cash and cash equivalents	0.6	(1.0)	(0.1)	(10.9)	—	(11.4)
Cash and cash equivalents, beginning of period	34.6	1.0	0.1	72.1	—	107.8

Cash and cash equivalents, end of period	$35.2	$—	$—	$61.2	$—	$96.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from operating activities:
Net income (loss)	$40.8	$42.9	$20.0	$69.7	$(124.6)	$48.8
Less: income (loss) from discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)

Income (loss) from continuing operations	40.8	42.9	20.0	70.2	(124.6)	49.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	60.9	17.1	7.3	—	85.3
Loss on early extinguishment of debt	—	59.3	—	—	—	59.3
Stock-based compensation	—	4.1	0.1	0.4	—	4.6
Deferred financing fees	—	4.2	—	—	—	4.2
Provision for losses on trade accounts receivable	—	1.0	0.3	0.6	—	1.9
Deferred taxes	(0.1)	(4.6)	1.1	0.1	—	(3.5)
Equity in net income of affiliates, net of dividends	—	(1.9)	—	(1.5)	—	(3.4)
Loss (gain) on sale or exchange of property	—	—	(0.3)	—	—	(0.3)
Other	—	0.3	1.8	0.7	—	2.8
Equity in net (income) loss from subsidiaries	(42.9)	(81.7)	—	—	124.6	—
Changes in assets and liabilities:
Trade accounts receivable	—	(4.2)	(2.8)	(4.6)	—	(11.6)
Other current and long-term assets	(49.1)	5.3	14.0	26.5	—	(3.3)
Trade accounts payable	0.1	6.4	5.3	3.1	—	14.9
Other current and long-term liabilities	13.6	(14.1)	—	4.8	—	4.3

Cash provided by (used in) operating activities of continuing operations	(37.6)	77.9	56.6	107.6	—	204.5
Cash used in operating activities of discontinued operations	—	—	—	(1.3)	—	(1.3)

Cash provided by (used in) operating activities	(37.6)	77.9	56.6	106.3	—	203.2
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(60.0)	(5.3)	(8.7)	—	(74.0)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor—Continued

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Investments in trading securities	—	(1.2)	—	—	—	(1.2)
Proceeds from sale of trading securities	—	9.9	—	—	—	9.9
Proceeds from sale and redemption of investments in available-for-sale securities	—	—	0.2	—	—	0.2
Investments in held-to-maturity securities	—	—	—	(6.3)	—	(6.3)
Proceeds from held-to-maturity securities	—	—	—	6.3	—	6.3
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	(50.7)	(54.5)	—	(105.2)
Acquisition related deposits	—	—	—	(8.6)	—	(8.6)
Other	—	(2.5)	—	(0.2)	—	(2.7)

Cash used in investing activities	—	(53.8)	(55.8)	(72.0)	—	(181.6)

Cash flows from financing activities:
Proceeds from senior secured term loan	—	950.0	—	—	—	950.0
Extinguishment of senior secured term loan	—	(945.2)	—	—	—	(945.2)
Prepayment fee on early extinguishment of senior secured term loan	—	(9.5)	—	—	—	(9.5)
Repayments of debt	(3.9)	(7.1)	(0.7)	—	—	(11.7)
Treasury stock purchases	(0.2)	—	—	—	—	(0.2)
Distribution of merger consideration	(4.3)	—	—	—	—	(4.3)
Debt financing fees	—	(11.3)	—	—	—	(11.3)
Distributions to noncontrolling interests	—	—	—	(8.5)	—	(8.5)
Stockholder contribution	—	—	—	0.3	—	0.3
Other	(0.8)	—	—	—	—	(0.8)

Cash used in financing activities	(9.2)	(23.1)	(0.7)	(8.2)	—	(41.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.8)	—	(3.8)

Net change in cash and cash equivalents	(46.8)	1.0	0.1	22.3	—	(23.4)
Cash and cash equivalents, beginning of period	81.4	—	—	49.8	—	131.2

Cash and cash equivalents, end of period	$34.6	$1.0	$0.1	$72.1	$—	$107.8

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from operating activities:
Net income (loss)	$36.6	$37.6	$14.3	$65.3	$(108.9)	$44.9
Less: income (loss) from discontinued operations, net of tax	—	—	—	8.2	—	8.2

Income (loss) from continuing operations	36.6	37.6	14.3	57.1	(108.9)	36.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	56.9	18.2	6.5	—	81.6
Loss on early extinguishment of debt	—	11.0	—	—	—	11.0
Stock-based compensation	—	28.7	—	—	—	28.7
Deferred financing fees	—	17.1	—	—	—	17.1
Provision (benefit) for losses on trade accounts receivable	—	1.0	(0.1)	0.6	—	1.5
Change in control transaction fees	—	27.7	—	—	—	27.7
Equity in net income of affiliates, net of dividends	—	(1.0)	—	(2.5)	—	(3.5)
Deferred taxes	—	7.9	0.5	4.3	—	12.7
Loss (gain) on sale or exchange of property	—	(3.9)	—	0.1	—	(3.8)
Other	(0.3)	(0.4)	—	0.1	0.1	(0.5)
Equity in net (income) loss from subsidiaries	(37.6)	(71.3)	—	—	108.9	—
Dividends received from subsidiaries	1,087.2	23.4	—	—	(1,110.6)	—
Changes in assets and liabilities:
Trade accounts receivable	—	(5.3)	(4.2)	(3.1)	—	(12.6)
Other current and long-term assets	34.2	(20.7)	(15.4)	(0.5)	0.3	(2.1)
Trade accounts payable	—	4.8	5.4	(1.2)	—	9.0
Other current and long-term liabilities	0.8	11.8	(6.8)	(4.4)	(0.3)	1.1

Cash provided by (used in) operating activities of continuing operations	1,120.9	125.3	11.9	57.0	(1,110.5)	204.6
Cash used in operating activities of discontinued operations	—	—	—	(4.2)	—	(4.2)

Cash provided by (used in) operating activities	1,120.9	125.3	11.9	52.8	(1,110.5)	200.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor—Continued

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(26.0)	\	(11.9)	(8.9)	—	(46.8)
Investments in trading securities	—	(1.3)	—		—	—	(1.3)
Proceeds from sale of trading securities	—	1.3	—		—	—	1.3
Proceeds from sale and redemption of investments in available-for-sale securities	114.4	—	—		—	—	114.4
Proceeds from held-to-maturity securities	—	—	—		4.9	—	4.9
Proceeds from sale of assets of discontinued operations	—	—	—		10.6	—	10.6
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	(3.1)	—		(14.0)	3.1	(14.0)
Other	—	16.5	—		0.3	(15.5)	1.3

Cash provided by (used in) investing activities	114.4	(12.6)	(11.9)		(7.1)	(12.4)	70.4
Cash flows from financing activities:
Proceeds from senior secured term loan	—	950.0	—		—	—	950.0
Proceeds from issuance of 11.375% notes	—	645.0	—		—	—	645.0
Proceeds from RFC loan	16.7	—	—		—	—	16.7
Proceeds from revolving line of credit	—	15.0	—		—	—	15.0
Repayments of debt	(89.1)	(520.4)	—		(15.5)	15.5	(609.5)
Treasury stock purchases	(5.4)	—	—		—	—	(5.4)
Distribution of merger consideration	(1,178.6)	—	—		—	—	(1,178.6)
Debt financing fees	—	(85.5)	—		—	—	(85.5)
Change in control transaction fees	—	(27.7)	—		—	—	(27.7)
Dividends to Parent	—	(1,087.2)	—		(23.4)	1,110.6	—
Distributions to noncontrolling interests	—	—	—		(8.6)	—	(8.6)
Other	0.1	(1.9)	—		3.1	(3.2)	(1.9)

Cash provided by (used in) financing activities	(1,256.3)	(112.7)	—		(44.4)	1,122.9	(290.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—		1.8	—	1.8

Net change in cash and cash equivalents	(21.0)	—	—		3.1	—	(17.9)
Cash and cash equivalents, beginning of period	102.4	—	—		46.7	—	149.1

Cash and cash equivalents, end of period	$81.4	$—	$—		$49.8	$—	$131.2

26. Subsequent Event

On February 5, 2013, the Company signed amendment No. 4 to its senior secured credit facility, which will be effective March 1, 2013. The amendment, among other things, lowered the floor on the term loan from 1.50% to 1.25%, lowered the margin on the term loan from 4.00% to 3.00%, extended the term loan maturity date one year to February 2019, delayed the first required excess cash payments until 2014, and relaxed certain covenant requirements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s annual reports on internal controls over financial reporting for TransUnion Holding and TransUnion Corp. are included in Part II, Item 8 on pages 57 and 65, respectively, and are incorporated by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and principal officers, and their positions and ages, are set forth below:

Name	Age	Position
Christopher Egan	36	Director
Leo F. Mullin	69	Director
Sumit Rajpal	37	Director
Steven M. Tadler	53	Director
Siddharth N. (Bobby) Mehta	54	Director
James M. Peck	49	Director, President & Chief Executive Officer
Samuel A. Hamood	44	Executive Vice President & Chief Financial Officer
John W. Blenke	57	Executive Vice President, Corporate General Counsel, and Corporate Secretary
Jeffrey J. Hellinga	54	Executive Vice President—U.S. Information Services
Mohit Kapoor	49	Executive Vice President & Chief Information and Technology Officer
David M. Neenan	47	Executive Vice President—International
Mary K. Krupka	57	Executive Vice President—Human Resources
Mark W. Marinko	50	Executive Vice President—Interactive

The present and principal occupations and recent employment history of each of our directors and executive officers listed above is as follows:

Christopher Egan is a Managing Director at Advent International, having joined the firm in 2000. He has co-led Advent’s investments in nine companies, including Equiniti, BondDesk Group, National Bankruptcy Services, Datek Online Holdings, CETIP, Sophis, RedPrarie and GFI Group. Mr. Egan previously worked at UBS Warburg in the financial sponsors group.

Leo F. Mullin is a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners (“GSCP”), including board service on companies in which GSCP has invested. Mr. Mullin retired from Delta Airlines in May 2004, after having served as Chief Executive Officer of Delta since 1997 and Chairman since 1999. Delta Airlines subsequently filed for bankruptcy protection in September 2005. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation, the nation’s tenth largest bank, from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief Executive Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. He has also served as a senior vice president at Conrail for five years, and as a consultant with McKinsey and Company for nine years, the last three years as a partner. Mr. Mullin is a Director of the publicly held companies Johnson & Johnson, ACE, Ltd., and Educational Management Corporation. He is the immediate past Board Chairman of the Juvenile Diabetes Research Foundation.

Sumit Rajpal is a Managing Director in the Merchant Banking Division of Goldman, Sachs & Co., where he leads the financial services investment practice globally. He joined Goldman Sachs in 2000 and became a Managing Director in 2007. Mr. Rajpal also serves as a director on the boards of USI Holdings Corporation, Alliance Films Holdings Inc., ProSight Specialty Insurance Holdings, SKBHC Holdings, LLC (where he is an observer on the board), Enstar Group Limited, Alliance Atlantis Entertainment, Inc. and Dollar General Corporation (where he is an observer on the board).

Steven M. Tadler is a Managing Partner at Advent International, having joined the firm in 1985 and becoming Managing Director of the North American buyouts group in 1994. From 1997 to 2006, Mr. Tadler headed Advent’s European Operations. Mr. Tadler also serves as a director on the boards of Skillsoft, Dufry, Bojangles’, wTe Corporation, and Advent International.

Siddharth N. (Bobby) Mehta is a director and the former President and Chief Executive Officer of TransUnion. He joined the Company in August 2007 and served as the President & Chief Executive Officer until December 31, 2012. From May 2007 through July 2007, he was a consultant to our board of directors. From 1998 through February 2007, he held a variety of positions with HSBC Finance Corporation and HSBC North America Holdings, Inc. From May 2005 through February 2007, he was the Chairman and Chief Executive Officer of HSBC Finance Corporation. From March 2005 through February 2007, he was also the Chief Executive Officer of HSBC North American Holdings, Inc. From 1998 through February 2005, he was the Group Executive, Credit Card Services, of HSBC Finance Corporation. Prior to HSBC, he served as a Senior Vice President at the Boston Consulting Group in Los Angeles and co-leader of Boston Consulting Group’s Financial Services Practice where he developed retail, insurance and investment strategies for a variety of financial service clients. He also serves on the board of directors of DataCard Group, The Chicago Public Education Fund, The Field Museum and the Myelin Repair Foundation. Mr. Mehta brings executive level experience and extensive knowledge of the banking industry and credit markets to our board of directors. His influential role in our key operations and understanding of our full range of services, his reputation and relationships with our clients and in the industry, his expertise in the financial and trading markets and his extensive knowledge of the banking sector all serve to provide our board of directors with valuable institutional insights regarding our customer relationships, strategic development and direction, execution of our business plan and the opportunities and challenges faced by our industry.

James M. Peck joined the Company in December 2012 as President and Chief Executive Officer. From March 2004 through December 2012, he was the Chief Executive Officer for the risk solutions business of LexisNexis. Prior to that, he held a variety of strategy and product development roles at LexisNexis. He serves on the Board of Directors for the southeast region Boys & Girls Club of America as a trustee and on the Board of Directors for the metro-Atlanta Chamber of Commerce and the March of Dimes of Georgia.

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

David M. Neenan joined the Company in September 2012 as Executive Vice President of the International segment. From October 1998 through September 2012, he held a variety of position at HSBC. From 2011 through August 2012, he served as the Global Chief Operations Officer for HSBC’s insurance division. From 2009 through 2011, he served as the Global Head of Sales and marketing for the insurance division. From July 2006 through 2008, he served as President and CEO of HSBC Finance, Canada.

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

Audit committee

As of December 31, 2012, the audit committee of the Company consisted of Messrs. Mullin and Egan.

Code of Business Conduct

The Company has adopted the TransUnion Code of Business Conduct that applies to all of the Company’s directors, officers and employees. Any waiver of the provisions of the Code of Business Conduct for senior officers and directors may be made only by the Company’s board of directors or one of the committees of the Company’s board. For all others, only the Corporate General Counsel of TransUnion may approve a waiver. Any required disclosure regarding a waiver will be promptly disclosed in a Report on Form 8-K. A copy of TransUnion’s Code of Business Conduct is available at www.transunion.com. In accordance with the SEC’s rules and regulations, a copy of the Code of Business Conduct may also be obtained free of charge upon a request directed to TransUnion Holding Company, Inc., 555 West Adams Street, Chicago, Illinois, 60661

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the “Compensation Discussion and Analysis” describes the material elements of compensation paid or awarded to our principal executive officer, principal financial officer and the other three most highly compensated executive officers (collectively, our “named executive officers” or “NEOs”).

For 2012 our named executive officers are:

•	Mr. Siddharth N. (Bobby) Mehta—President & Chief Executive Officer, who resigned his position with the Company effective as of December 31, 2012

•	Mr. James M. Peck—President & Chief Executive Officer, who was named to the position of President & Chief Executive Officer effective as of December 31, 2012

•	Mr. Samuel A. Hamood—Executive Vice President & Chief Financial Officer

•	Mr. Jeffrey J. Hellinga—Executive Vice President, U.S. Information Services

•	Mr. Mohit Kapoor—Executive Vice President & Chief Information and Technology Officer

•	Mr. David M. Neenan—Executive Vice President, International Business

The specific amounts and material terms of such compensation paid, payable or awarded for 2012 to the named executive officers are disclosed under “—Executive Compensation—Summary Compensation Table—2012” and the subsequent tables and narrative. The undersigned represent the Compensation Committee of the board of directors of TransUnion Holding Company, Inc. and TransUnion Corp. (the “Compensation Committee”) and oversee the compensation program for our named executive officers.

Executive Summary

Our compensation program is intended to align the interests of our executives, stockholders and other stakeholders by rewarding executives for the achievement of strategic goals that successfully impact our operations and business results and, thereby, enhance stockholder value. The primary components of our executive compensation program are base salary, annual cash incentives, employee benefits (health and retirement) and long-term equity awards.

We provide named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. The Compensation Committee annually evaluates the performance of our NEOs and determines their base salaries and other compensation in light of our strategic goals and objectives, the available market information for their positions and the goals of our executive compensation program. Base salaries for certain NEOs, other than Mr. Mehta, increased in a range from 4.4% to 7.7%, compared to no increases granted to any NEO in 2011. Notwithstanding Mr. Mehta’s strong performance, the Compensation Committee determined that market data did not support a salary increase in 2012 for that position within the Company.

Our annual cash incentives are designed to reward executive officers based on individual performance (as measured against individual goals) and our overall financial results (as measured against financial targets). The incentive targets, which are set annually with the review and approval of the Compensation Committee, are intended to highlight key strategic priorities and financial metrics. The percentage of target total cash compensation for the NEOs approved by the Compensation Committee as performance-based pay (the annual incentive bonus) represented 50% of the total cash compensation for Mr. Mehta and 42% on average for the other NEOs.

For the year ended December 31, 2012, TransUnion reported Corporate Adjusted EBITDA, as defined in the “Objectives, Weighting and Potential Payouts” table, of $400.5 million on revenue of $1,140.0 million compared to Corporate Adjusted EBITDA of $352.8 million on revenue of $1,024.0 million for the year ended December 31, 2011, an increase of 13.5% in Corporate Adjusted EBITDA and 11.3% in revenue. As a result, in 2012, we exceeded both our overall Corporate Adjusted EBITDA and revenue plan targets as set by the Compensation Committee.

As a result of this financial performance and strong achievement of non-financial corporate objectives our named executives achieved annual cash incentives of 101 to 200% of their target opportunities.

Since June 2010, we have used stock options to create a strong alignment between management’s interests and those of our stockholders and other stakeholders as a long-term incentive vehicle. All NEOs employed by the Company at that time were granted options. NEOs that joined the Company after that initial grant were granted options upon their employment. In all cases, vesting in those options was based on the passage of time and attainment of certain pre-determined performance metrics. However, with the sale of the Company on April 30, 2012, both time and performance-based vesting was accelerated with respect to the outstanding options and each of them were converted into a right to receive the cash difference between the per-share sale price of the Company and the applicable per-share exercise price of the option. To replace that long-term incentive and foster the strong alignment between management’s interests and those of the stockholders and other stakeholders, most executives received a new grant of stock options on August 1, 2012 (with the service vesting period for such option beginning on the date of the sale of the Company, i.e. April 30, 2012). It should be noted that Messrs.

Peck and Neenan received a grant in connection with their employment (with the service vesting start date tied to their date of employment) and Mr. Mehta did not receive a grant for his position as President and Chief Executive Officer of the Company. All grants made in 2012 were done so with the intention of providing equity compensation for approximately a five year period of time.

The Compensation Committee uses various tools, such as benchmarking reports and tally sheets, to confirm that the level of pay of each named executive officer is appropriate. Additionally, base salary, annual bonus goals, employee benefits and long-term equity awards are each specifically designed to meet the compensation objectives set forth below.

Compensation Philosophy and Objectives

The following statements identify key components of our compensation philosophy. These statements are used to guide the Compensation Committee in making compensation decisions.

•	Attract, motivate and retain highly experienced executives who are vital to our short- and long-term success, profitability and growth.

•

Create alignment with executives, our stockholders and our other stakeholders by rewarding executives for the achievement of strategic goals that successfully drive our strategy operations and business performance and, thereby, enhance shareholder value.

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

Role of Compensation Committee, Management and Compensation Consultant in Compensation Decisions

The Compensation Committee was created to provide stewardship over our compensation and benefit programs, including executive compensation and equity plans. Pursuant to its Charter, the Compensation Committee is responsible for overseeing our executive compensation program, developing and reviewing our executive compensation philosophy and approving decisions regarding executive compensation. As part of this responsibility, the Compensation Committee evaluates the performance of our President and Chief Executive officer (the “CEO”) and determines his compensation in light of our strategic goals and objectives and the executive compensation program. The Compensation Committee also annually reviews and approves all compensation decisions affecting our executive officers who report directly to our CEO, including our named executive officers.

Additionally, the Compensation Committee performs the following functions in carrying out its responsibilities:

•	Reviews annually the components of our executive compensation programs to determine whether they are consistent with our compensation philosophy;

•	Reviews and approves corporate goals and objectives relevant to the CEO’s compensation, including annual performance objectives;

•

Recommends to the board of directors the creation or amendment of any compensation or employee benefit program which permits participation of the executive officers or any other executive whose compensation is determined by the Compensation Committee; and

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

The executive officers play an important role in the compensation decision-making process because management has direct involvement with and in-depth knowledge of our business strategy, goals, and performance. Executive management regularly participates in the compensation decision-making process in the following specific respects:

•

The CEO reports to the Compensation Committee with respect to his evaluation of the performance of our senior executives, including the other named executive officers. Together with the Executive Vice President of Human Resources, the CEO makes recommendations as to compensation decisions for these individuals, including base salary levels and the amount and mix of incentive awards;

•	The CEO develops recommended performance objectives and targets for our incentive compensation programs; and

•

The CEO and the Executive Vice President of Human Resources recommend long-term equity grants for executive officers, other than the CEO, as well as modifications to our employee benefit programs, for approval by the Compensation Committee.

Meridian’s engagement includes reviewing and advising on executive compensation matters principally related to the CEO, the executive officers, and outside directors. For 2012, Meridian assisted the Compensation Committee by (a) recommending a peer group for benchmarking purposes and (b) providing peer group data, including an analysis of total direct compensation (base salary, annual cash incentives and long-term equity awards). Meridian also assists the Compensation Committee in review of general market practices and management compensation proposals.

Market Analysis and Benchmarking

The Compensation Committee uses various tools and methods, such as benchmarking reports and tally sheets, to evaluate whether each named executive officer’s level of pay is appropriate. Base salary, annual bonus goals and long-term equity awards which are reflected in these tally sheets are each specifically designed to meet our compensation objectives.

Benchmarking

Percentile Goals

The Compensation Committee has approved the following target percentile for each pay component to support our compensation objectives.

Pay component	Target percentile of custom peer group
Base salary.	50th Percentile
Target annual bonus	50th Percentile
Long-term equity	65th Percentile

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

Peer Group

The following peer group was approved by the Compensation Committee in 2011 (the “Custom Peer Group”) and used in 2012 in reviewing and benchmarking the various pay components against the targeted percentiles above.

Acxiom Corporation	Experian Group Limited	Moody’s Corporation
Alliance Data Systems Corporation	Fair Isaac Corporation	Paychex, Inc.
Ceridian Corporation	First Data Corporation	Solera, Inc.
Convergys Corporation	FIS Global Corporation	Synovus Financial Corporation
Deluxe Corporation	Fiserv, Inc.	TeleTech Holdings, Inc.
Discover Financial Services	Global Payments, Inc.	Total System Services, Inc.
DST Systems, Inc.	Harte Hanks, Inc.	Unisys Corporation
The Dun & Bradstreet Corporation	Merrill Corporation	Valassis Communications, Inc.
Equifax Inc.	MoneyGram International, Inc.	Verisk Analytics

The Custom Peer Group was selected to be representative of the business services, technology and financial services sectors in which we compete and participate. Criteria that were considered in order to properly select component companies for the Custom Peer Group are:

•	industry competitors;

•	labor market competitors;

•	competitors for capital; and

•	revenue size.

Use of Tally Sheets

In 2012, the Compensation Committee reviewed individual worksheets and corresponding tally sheets for each senior executive officer, including the named executive officers. These worksheets, which are prepared by management, provide a summary of the current and historical amounts of each component of pay. In 2012, the Committee did not recommend or approve changes to our named executive officers’ compensation based on its review of this information. Rather, the Committee reviewed the tally sheets as a tool to confirm that pay objectives continue to be aligned with the long-term interests of the stockholders and our other stakeholders.

2012 Compensation

Base Salary

As described above, we provide each of the named executive officers with a base salary to compensate them for services rendered in their position during the fiscal year. Each year, the Compensation Committee evaluates the performance of the CEO and determines his base salary and other compensation in light of our goals and objectives and the executive compensation program. The Compensation Committee also reviews each other named executive officer’s base salary annually based on a recommendation from the CEO and market conditions, and adjusts the base salary where appropriate. The CEO generally recommends a base salary increase for the other named executive officers when supported by strong individual performance and/or executive promotion, or when supported by the external market data. For 2012, the CEO recommended base pay increases for Messrs. Hamood, Hellinga and Kapoor, but as noted earlier the Compensation Committee did not increase the base salary for the CEO position since it fell within a reasonable range of the targeted percentile for the Custom Peer Group. Base salary increases for any NEO in 2013 will be considered and acted upon by the Compensation Committee if, in the opinion of the Committee, such action is warranted.

2012 Annual Bonus Plan

Annual bonus compensation is designed to reward executive officers based on actual individual performance and our overall financial results. Our overall financial performance is measured by our achievement of financial targets established under the annual incentive plan by the Compensation Committee. Additionally, individual and other qualitative goals are set to successfully drive our operations and business results to achieve the overall corporate strategy. All of the named executive officers participate in the annual incentive plan. Under the plan, the named executive officers are paid cash incentive awards to the extent we meet or exceed financial and non-financial performance goals set by the Compensation Committee at the beginning of each year. Under the annual incentive plan, each officer’s bonus is determined by multiplying his target bonus percentage by his annual salary as of the beginning of the year and then by multiplying this result by his percentage achievement with respect to his bonus targets and goals. Individual awards may then be adjusted by the Compensation Committee, based on a recommendation from the CEO.

Target bonus levels

Each executive is assigned a target bonus expressed as a percentage of their base pay at the beginning of the year. The target is determined by the Compensation Committee after consideration of several factors, including the individual executive’s duties and responsibilities and market data. The bonus targets for 2012 were set within a reasonable range of the targeted percentile for the Custom Peer Group. The following table illustrates the target bonus as a percentage of base pay for each executive for the 2012 performance period.

Executive	2012 Target Bonus as a % of Base Salary Pay
Mr. Mehta	100%
Mr. Peck[1]	N/A
Mr. Hamood	75%
Mr. Hellinga	75%
Mr. Kapoor	60%
Mr. Neenan[2]	75%

Objectives, weighting and potential payouts

Each executive’s individual goals and objectives vary based on their individual roles within our company. The following table defines the various financial and non-financial objectives that the Compensation Committee approved for the 2012 performance period.

[1]	As previously noted, Mr. Peck began his employment with TransUnion on December 31, 2012, and as a component of his employment offer from the Company, his target bonus (to be paid in 2014) will be 100% of his base salary in 2013. He was not paid a bonus for calendar year 2012. He did, however, receive a sign-on award of $4.2 million, with $2.1 million paid in 2012.
[2]	Mr. Neenan’s employment with TransUnion began on September 10, 2012, and as a component of his employment offer from the Company, his target bonus will be 75% of his base salary. However, his 2012 bonus is prorated based upon his employment date.

Objective	Definition
Corporate Adjusted EBITDA[3]	Earnings before interest, taxes, depreciation and amortization, and other adjustments deemed by management and the board to be extraordinary for bonus plan purposes

Corporate revenue growth	The increase in overall corporate revenues

Free cash flow

Corporate Adjusted EBITDA less cash used for interest expense, taxes, working capital, investing activity and financing activity. Free cash flow for compensation purposes excludes cash used for acquisitions and other items deemed by the Compensation Committee of the board to be extraordinary.

Business Unit Adjusted EBITDA[3]	Earnings before interest, taxes, depreciation and amortization, and other adjustments for bonus plan purposes for the specific business unit for which the named executive officer is responsible

Business unit operating expense	The ability of the specific business unit for which the named executive officer is responsible to meet its budget

Business unit revenue growth	The increase in revenues for the specific business unit for which the named executive officer is responsible

Key projects	Ability to deliver specific tangible projects within a performance period

Operational Excellence	Driving operational efficiencies and other business process improvements

Talent Management	Focus on specific initiatives designed to enhance the development of human capital assets

The objectives for Corporate Adjusted EBITDA, revenue growth and free cash flow were selected by the Compensation Committee to appropriately provide incentive rewards to executives based on achievement of corporate goals in the context of our overall corporate strategy.

Operational excellence initiatives have been our focus over the past few years. The purpose of the operational excellence objective was to create sustainable productivity enhancements by reviewing current strategies and locating areas of opportunities. Each business unit was expected to contribute to our overall goal through improved efficiencies and productivity gains, while maintaining quality. At Mr. Mehta’s recommendation, the Committee agreed that this goal was directly aligned with the overall corporate strategy.

[3]	Adjusted EBITDA is a non-GAAP measure. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition, Adjusted EBITDA does not reflect our interest, income tax, depreciation, amortization, stock-based compensation or certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. The annual variable compensation for certain members of our management team is based in part on further modified Adjusted EBITDA, which we refer to as Corporate Adjusted EBITDA. Such modifications may be as a result of currency fluctuations, the effect of changes to accounting policies/procedures and expenses from unplanned M&A activities. Corporate Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to operating income or net income as an indicator of operating performance.

Mr. Mehta recommended the use of non-financial objectives related to key projects and talent management as goals for the 2012 performance period. The Compensation Committee approved these goals because they were aligned to our corporate strategy and achievement of these goals would create shareholder value. The goals were set in a manner that would ensure that, if delivered, they would significantly advance strategic objectives. Each executive had a set of goals specifically tied to his or her ability to affect our corporate strategy. Additionally, stretch goals were designed to provide the executive the opportunity to achieve payouts for performance that exceeded 100% of these non-financial goals. The stretch goals were set to be attainable only with superior performance.

The following table is a summary of how each of the above objectives was weighted for each named executive officer and their actual achievement against each objective for the 2012 performance period. For each objective, the executive officer has the opportunity to achieve a maximum of two times the individual weighting associated with that objective. If threshold performance is not achieved, no payment is made on that objective. Each individual executive’s objective weightings are determined based on his specific roles, duties, and responsibilities. The various weightings are meant to reflect the influence that the executive’s performance may actually have on the metric. The Compensation Committee believes this strengthens the direct link between pay and performance.

Executive	Objective	Weighting	Achievement
Mr. Mehta,
President & Chief Executive Officer	Corporate Adjusted EBITDA	50%	200%
	Corporate Revenue Growth	40%	200%
	Free Cash Flow	10%	200%

Mr. Hamood,
Executive Vice President & Chief Financial Officer	Corporate Adjusted EBITDA	50%	200%
	Corporate Revenue Growth	15%	200%
	Free Cash Flow	25%	200%
	Operational Excellence	5%	200%
	Talent Management	5%	100%

Mr. Hellinga,
Executive Vice President U.S. Information Services	Corporate Adjusted EBITDA	25%	200%
	Business Unit Adjusted EBITDA	25%	200%
	Business Unit Revenue Growth	35%	57.1%
	Operational Excellence	10%	125%
	Talent Management	5%	100%

Mr. Kapoor,
Executive Vice President & Chief Information Officer	Corporate Adjusted EBITDA	25%	200%
	Business Unit operating expense	25%	200%
	Business Unit Revenue Growth	15%	57.1%
	Strategic Initiatives	15%	200%
	Operational Excellence	15%	200%
	Talent Management	5%	100%

Mr. Neenan, Executive Vice President
International Business	Corporate Adjusted EBITDA	30%	200%
	Business Unit Adjusted EBITDA	30%	55%
	Business Unit Revenue Growth	40%	62.2%

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

The following tables represent what the payout, as a percentage of target, would be if our financial performance was achieved at threshold, target, or maximum levels (as shown below) for two objectives: Corporate Adjusted EBITDA and corporate revenue growth. No payout would result if performance was below threshold levels. The table includes the dollar amount or specific growth percentage that was required for achievement at each level in 2012.

Corporate Adjusted EBITDA

Threshold			Target			Maximum
Corporate Adj. EBITDA	Performance Against Target	Payout	Corporate Adj. EBITDA	Performance Against Target	Payout	Corporate Adj. EBITDA	Performance Against Target	Payout
$336,957,540	90%	50%	$374,397,267	100%	100%	$393,117,130	105%	200%

Corporate Revenue

Threshold			Target			Maximum
Revenue	Performance Against Target	Payout	Revenue	Performance Against Target	Payout	Revenue	Performance Against Target	Payout
<$1.054 billion	N/A	0%	$1.081 billion	100%	100%	$1.108 billion	102.5%	200%

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

Messrs. Mehta and Hamood received a goal of generating free cash flow for 2012. After adjusting for expenses associated with the April 30, 2012 sale of the Company and unplanned acquisition expenses throughout the year, they exceeded the target by approximately $40 million. As a result of this initiative, Messrs. Mehta and Hamood achieved 200% of the target payout related to this goal.

Mr. Hellinga had a goal related to the Business Unit Adjusted EBITDA for the U.S. Information Services (USIS) segment. Mr. Hellinga exceeded his Business Unit Adjusted EBITDA target. As a result, he achieved 200% of the targeted payout for this goal.

Mr. Kapoor had financial goals related to our overall consolidated Corporate Adjusted EBITDA, the U.S. Information Technology and Analytics and Decisioning combined business unit’s operating expense, and the revenue performance of the U.S. Information Services business. He also had individual strategic goals related to operational excellence and talent management within the IT function. Mr. Kapoor successfully managed his business unit’s operating expense budget, coming in under plan, when taking in to consideration approximately $5.26 million of accelerated spend. As a result, he achieved 200% of the target payout related to this goal. In completing his key strategic goals, Mr. Kapoor successfully completed Phase I of the Enhanced Credit Data project, made considerable progress on implementing enhanced security controls, and achieved successful collaboration between global IT and our analytics teams. As a result of these initiatives, Mr. Kapoor achieved 200% of the target payout related to these key strategic goals.

Messrs. Hellinga and Kapoor received a goal tied to the overall revenue of the USIS segment, as well as revenue for specific vertical business areas, integrated solutions and new partnerships. As noted above, USIS exceeded their assigned overall revenue plan, but fell short of hitting specific vertical, solutions and partnership revenue. As a result, Messrs. Kapoor and Hellinga achieved approximately 57% of the target payout related to this goal.

Mr. Neenan had a goal related to the Business Unit Adjusted EBITDA for the International segment. Since the Business Unit Adjusted EBITDA fell short of its target, the result was that he received approximately 55% of the targeted payout for this goal. In addition, Mr. Neenan received a goal tied business unit revenue growth, which included overall business revenue, new product revenue and entering in to new markets. While the group did enter into new markets, it did fall slightly short of its overall revenue and new product revenue goals. As a result, he achieved approximately 62% of the targeted payout for this goal.

The operational excellence goal was to ensure productivity measures identified in 2011 were realized in 2012 and to identify initiatives in 2012 that will be implemented throughout 2013. In doing so, we successfully implemented initiatives such as contract re-negotiations, consolidation of offshore vendors and labor cost management.

The talent management objectives for each of the NEOs included implementing engagement activities around communication, appreciation and simplification. The executive team championed enterprise-wide activities in these areas and established priorities to address in 2013. We believe that these objectives will aid in the retention of key personnel, the mitigation of staffing risks and the delivery of value to shareholders through increased management continuity and effectiveness. These objectives are largely within the control of the named executive officers and, as such, were met and therefore paid at target.

Actual Payout

The following summarizes the performance of the 2012 financial and non-financial goals under the 2012 annual incentive plan.

Results of Financial Goals

The corporate financial results for the 2012 performance period are described in the narrative accompanying “—Executive Compensation—Grants of Plan-Based Awards—2012.”

Results of Non-Financial Goals

At the end of the performance period, Mr. Mehta evaluated each of the named executive officers in conjunction with the individual’s own self-evaluation. Based on Mr. Mehta’s evaluation, with input from others including the named executive officer, Mr. Mehta rated the executive’s individual objectives against the executive’s performance goals.

•

Based on this assessment, Mr. Mehta recommended to the Compensation Committee a performance evaluation rating, as a percentage of total qualified goal bonus opportunity, for each executive. Additionally, the Compensation Committee reviewed Mr. Mehta’s performance and determined a level of performance against his qualitative performance goals. This evaluation could then increase or decrease the executive’s bonus.

•

As a component of his employment offer, Mr. Neenan was to receive a bonus upon the successful completion of a business plan for Brazil. Based on the recommendation of Mr. Mehta and approval of the Compensation Committee, Mr. Neenan received this payment.

Taking into account the financial performance results and Mr. Mehta’s evaluation and recommendation, the Compensation Committee met in January 2013 to set and approve annual bonus payments to each of the named executive officers and evaluate Mr. Mehta’s 2012 performance. In January 2013, the Compensation Committee approved annual bonus payments to the named executive officers ranging from 101 to 200 percent of the named executive officers’ target opportunity based upon 2012 performance (not including the discretionary payment noted above). The annual bonus payments will be paid in March 2013. For more detailed information regarding individual executive annual bonus awards, see the narrative following “—Executive Compensation—Grants of Plan-Based Awards—2012.”

Long-Term Equity Plan

Stock Option Grants

In connection with the change in control transaction, on August 1, 2012, all named executive officers received stock options, with the exception of Messrs. Peck and Neenan who received their grant upon joining us, and Mr. Mehta, who did not receive a grant in connection with his role as CEO. These grants were the results of negotiations between management, GSC and Advent (in connection with the 2012 Change in Control Transaction), as approved by the Compensation Committee, and are designed to reward executives for increasing shareholder and stakeholder value, by providing them an incentive to keep focused on our long-term value. All grants made in 2012 were done so with the intention of providing equity compensation for approximately a five year period of time. As a result no further grants were made to our named executive officers in 2012.

Management’s Stock Ownership Requirements

In connection with the 2012 Change in Control Transaction, each of our named executive officers (who were employed by us at the time of the transaction) was required by GSC and Advent to roll over a portion of their option proceeds and common stock holdings, that would otherwise have been cashed out, into shares of TransUnion Holding Company, Inc. common stock. Mr. Mehta rolled-over a value equal to approximately 50% of after-tax proceeds received by him in the 2012 Change in Control Transaction and all other named executive officers rolled-over a value equal to approximately 30% of their after-tax proceeds received in the 2012 Change in Control Transaction. As a component of Mr. Peck’s employment offer and Mr. Mehta’s departure from the Company as CEO, Mr. Peck purchased $1.325 million of common stock in TransUnion Holding Company, Inc. on December 31, 2012 and the Company repurchased 50% of Mr. Mehta’s holdings on January 7, 2013. This required equity roll over and stock purchase was intended to further align management with stockholder and other stakeholder interests.

Executive Benefits and Perquisites

The named executive officers do not receive any additional benefits or perquisites beyond what is provided on a broad basis, other than the opportunity to participate in a self-directed deferred compensation program designed to defer currently earned compensation to enhance payments made to the executive upon their retirement or termination from the Company. Providing any other additional benefits or perquisites would not support our compensation policy.

Retirement Plan

We maintain a broad-based 401(k) savings and retirement plan (the “401(k) Plan”) in which all associates, including the named executive officers, may participate. The Internal Revenue Code of 1986, as amended (the “Code”) places certain limits on the amount of contributions that may be made by and on behalf of the named executive officers to the 401(k) Plan. To extend the named executive officers’ retirement benefit beyond the contribution limits set under the Code, we created the Nonqualified Retirement and 401(k) Supplemental Plan (the “Supplemental Plan”). Under the Supplemental Plan, each named executive officer may defer all or some portion of their cash compensation that the executive officer was not otherwise permitted to defer under the 401(k) Plan to provide additional retirement savings. We make a matching contribution to the Supplemental Plan that mirrors the employer contribution to the 401(k) Plan. Additionally, similar to the 401(k) Plan, the Compensation Committee may authorize us to make a discretionary contribution on behalf of the named executive officers to the Supplemental Plan at the end of the year.

Employment Agreement with Mr. Mehta

While Mr. Mehta was employed by TransUnion, he was covered under an employment agreement that he entered into at the time he became employed by us (August 22, 2007). The agreement did not provide Mr. Mehta with any additional compensation or benefits, beyond what is legally required, based on his voluntary separation from TransUnion. However, Mr. Mehta has been retained in a consultative capacity in 2013, for which he will be compensated at an amount of $150,000 and received a stock option grant on January 1, 2013 future-valued at approximately $600,000 with his appointment as a director of the Company.

Employment Agreement with Mr. Peck

Mr. Peck entered into an employment agreement with the Company which reflected his agreement to become CEO effective as of December 31, 2012. The initial term of the agreement expires on December 31, 2015, but will continue to renew automatically for twelve-month intervals, unless one party to the agreement provides notice of non-renewal at least 180 days before the day that would be the last day of the agreement.

Mr. Peck’s agreement provides a minimum base salary, the eligibility to participate in our annual incentive plan for executive officers, a sign-on bonus and payment for expenses associated with his relocation. In addition, the agreement provides for severance provisions, which are identical to those provided to the other named executive officers. The severance provisions are discussed under “2012 Compensation—Severance and Change-in-Control Compensation.”

The agreement includes confidentiality and nonsolicitation provisions to protect our interests. The specifics of the compensation provided under Mr. Peck’s employment agreement are detailed in the narrative accompanying “—Executive Compensation—Payments Upon Termination or Change-in-Control—2012.”

Severance and Change-in-Control Compensation

In connection with the 2012 Change in Control Transaction or upon employment, and as required by and negotiated with our owners, each named executive officer, except Messrs. Mehta and Peck, continued or entered into a Severance and Restrictive Covenant Agreement (the “Severance Agreement”). These Severance Agreements are designed to maximize retention of the named executive offers. The terms of the Severance Agreements are summarized under “—Executive Compensation—Payments Upon Termination or Change-in-Control—2012” and the accompanying narrative.

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

The annual cash incentive is dependent on multiple performance metrics including Corporate Adjusted EBITDA, Corporate Revenue Growth, and Free Cash Flow, as well as individual goals related to specific strategic or operational objectives.

The option grants vest over a five-year period of time, complementing our annual cash based incentives.

•	Capped Incentive Awards—Annual incentive awards are capped at 200% of target.

•

Stock Ownership—Each named executive officer employed by us has purchased a significant amount of our common stock in connection with their status as a senior executive officer of the Company. We believe this ownership aligns the interests of our executive officers with the long-term interests of stockholders and other stakeholders.

Based on these factors, the compensation committee, in consultation with management and Meridian, concluded that our compensation programs are appropriate for our industry and do not create risks that are reasonably likely to have a material adverse effect on TransUnion.

Compensation Committee Report

The Compensation Committee of the Board of Directors of TransUnion has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report on Form 10-K.

Steven Tadler, Chairperson

Sumit Rajpal, Committee Member

Executive Compensation

Summary Compensation Table—2012

The following table presents information regarding the annual compensation for services to us, in all capacities, of our named executive officers. The amounts in the “Stock Awards” and “Option Awards” and “Non-Equity Incentive Plan Compensation” columns are further explained in the narrative following “—Grants of Plan-Based Awards—2012.”

Name and Principal Position (a)	Year (b)	Salary(1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards(2) ($) (f)	Non-Equity Incentive Plan Compensation(3) ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation(4) ($) (i)	Total ($) (j)
Siddharth N. (Bobby) Mehta	2012	900,000	0	0	0	1,800,000	0	102,126	2,802,126
President & CEO	2011	900,000	171,400	0	0	1,578,600	0	81,203	2,731,203
	2010	900,000	0	1,725,042	2,019,878	1,170,000	0	125,761	5,940,681

James M. Peck(5)	2012	0	2,100,000	0	5,455,415	0	0	0	7,555,415
President & CEO

Samuel A. Hamood	2012	466,154	0	0	1,554,328	687,375	0	69,744	2,777,601
Executive Vice President &	2011	450,000	60,000	0	0	621,860	0	62,742	1,194,602
Chief Financial Officer	2010	450,000	0	470,798	807,946	612,170	0	67,449	2,408,363

Jeffrey J. Hellinga	2012	448,712	0	0	1,722,620	469,218	0	48,778	2,689,328
Executive Vice President,	2011	422,300	120,000	0	0	416,778	0	47,458	1,006,536
U.S. Information Services	2010	422,300	0	546,087	1,009,933	343,661	0	50,042	2,372,023

Mohit Kapoor(6)	2012	435,192	300,000	0	1,325,092	458,229	0	18,257	2,536,770
Executive Vice President & Chief Information and Technology Officer	2011	271,346	0	0	545,975	454,071	0	4,724	1,276,116

David Neenan(7)	2012	110,385	200,000	0	1,590,131	95,331	0	75	1,995,922
Executive Vice President, International Business

(1)

The amounts shown in this column represent annual base salary. These amounts are not reduced to reflect the NEOs’ elections, if any, to defer receipt of salary under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan.

(2)

The amounts shown in this column represent the aggregate grant date “fair value” of option awards granted to the NEO during 2012 and, where applicable, the incremental “fair value” of the subsequent modification computed in accordance with (ASC) Topic 718, Compensation—Stock Compensation. Further details regarding these grants and the assumptions used to determine their “fair value” can be found in the narrative disclosure following the “—Grants of Plan-Based Awards” table below.

(3)

The amounts shown in this column represent amounts paid under the Annual Incentive Plan for the year shown. The amounts are paid at the beginning of the following year. Amounts shown are not reduced to reflect the NEOs’ elections, if any, to defer receipt of salary under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan.

(4)	Information regarding the amounts shown in this column can be found in the “Detailed Analysis of ‘All Other Compensation’ Column” table and accompanying narrative to that table.
(5)	Mr. Peck joined us on December 31, 2012.
(6)	Mr. Kapoor received sign-on bonus of $300,000 in 2012, one year after his date of hire.
(7)	Mr. Neenan joined us on September 10, 2012.

Detailed Analysis of “All Other Compensation” Column

Name (a)	Company Match & Retirement Contribution to Qualified 401(k) Savings Plan(1) ($) (b)	Company Match & Retirement Contribution to Non-Qualified Retirement Plan(2) ($) (c)	Group Term Life Imputed Income(3) ($) (e)	Payment & gross-up on Medicare Tax related to contributions into Non- Qualified Retirement Plan(4) ($) (f)	Total ($) (g)
Siddharth N. (Bobby) Mehta	17,500	80,950	552	3,124	102,126
James M. Peck	0	0	0	0	0
Samuel A. Hamood	17,500	50,864	240	1,140	69,744
Jeffrey J. Hellinga	17,500	29,916	552	810	48,778
Mohit Kapoor	17,500	0	360	397	18,257
David Neenan	0	0	75	0	75

(1)

For 2012, we matched 100% of the first 3% and 50% of the next 2% percent of recognizable compensation (subject to the 2012 Internal Revenue Code limit of $250,000) contributed on a pre-tax basis to the tax-qualified TransUnion 401(k) & Savings Plan. Additionally, in 2012, we made a discretionary 3% retirement contribution of recognizable 2011 compensation, as shown above, to the TransUnion 401(k) & Savings Plan.

(2)

For recognized compensation above the Internal Revenue Code limit of $250,000, we matched 100% of the first 3% and 50% of the next 2% contributed on a pre-tax basis to the TransUnion Retirement and 401(k) Supplemental Plan. Additionally, in 2012 for the 2011 plan year, we made a discretionary 3% retirement contribution of recognizable compensation to the TransUnion Retirement and 401(k) Supplemental Plan.

(3)

We provide life insurance to all full time employees in an amount equal to their annual salary, up to a maximum of $250,000. Internal Revenue Code section 79 provides an exclusion for the first $50,000 of group-term life insurance coverage provided under a policy carried directly or indirectly by an employer. The table notes the imputed cost of coverage in excess of $50,000, which is based on the named executive officer’s age and coverage they receive.

(4)

Executive contributions made into the non-qualified deferred compensation plan are subject to Medicare tax at a rate of 1.45%. We provide this payment on behalf of the NEO and since the amount paid on behalf of the NEO is taxable to the executive, we “gross up” that payment to cover the tax.

Grants of Plan-Based Awards—2012

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options(2) (#) (f)	Exercise or Base Price of Option Awards ($/Sh) (g)	Grant Date Fair Value of Stock and Option Awards(3) ($) (h)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Siddharth N. (Bobby) Mehta		450,000	900,000	1,800,000
James M. Peck	12/31/2012	450,000	900,000	1,800,000	1,386,735	6.65	5,455,415
Samuel A. Hamood	8/1/2012	176,250	352,500	705,000	301,460	6.65	1,554,328
Mohit Kapoor	8/1/2012	132,000	264,000	528,000	257,000	6.65	1,325,092
Jeffrey J. Hellinga	8/1/2012	170,625	341,250	682,500	334,100	6.65	1,722,620
David Neenan	9/10/2012	47,022	94,044	188,088	308,404	6.65	1,590,131

(1)

Reflects payment opportunities under the Annual Bonus Plan described below under “2012 Annual Bonus Plan.” Threshold is the lowest payment opportunity at the lowest level of performance described by the plan (50% payout of target opportunity) for corporate and business unit financial performance metrics and individual performance (an “achieves expectations” threshold individual goal rating); target reflects a 100% payout of target opportunity; and maximum reflects 200% payout of target opportunity. These amounts are based on the individual’s current salary and position. The minimum payment is $0.
(2)	Reflects nonqualified stock options granted to each NEO during 2012 under the TransUnion Holding Company, Inc. 2012 Management Equity Plan.
(3)

The amounts shown in this column represent the aggregate grant date “fair value” of option awards granted to the NEO during 2012 as and, where applicable, the incremental “fair value” of the subsequent modification computed in accordance with (ASC) Topic 718, Compensation—Stock Compensation. For assumptions used in determining these values, see Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 15, “Stock-Based Compensation.”

Additional Discussion of Material Items in “—Summary Compensation Table—2012” and “—Grants of Plan-Based Awards—2012”

Our executive compensation policies and practices are described in the “—Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans that relate to grants of plan-based awards is set forth below.

•

The non-equity incentive awards shown above were based on the formula described in “—2012 Compensation—2012 Annual Bonus Plan.” EBITDA, as adjusted for bonus plan purposes, was $400.5 million for 2012, resulting in a payout of 200% of target performance since the actual results exceeded target performance. Our actual revenue was approximately 105% of 2012’s plan, which resulted in a payout of 200% of target performance.

•

The fair value of option awards shown above include, where applicable, the incremental value for a 2012 modification computed in accordance with ASC 718. The Company paid a dividend of $373.8 million, or $3.41 per share. Effective November 9, 2012, The Company reduced the exercise price of the outstanding options from $10.07 to $6.65 per share as an equitable adjustment to reflect the reduction in stock value resulting from the dividend.

•

The size of the equity award granted to Messrs. Peck and Neenan was negotiated as a component of their employment offers. It was based on external market data and compensation they had received prior to joining us. The Compensation Committee approved the awards, as well as base salary and target bonus, as a component of their employment offers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price(2) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (j)
Siddharth N. (Bobby) Mehta	0	0
James M. Peck	0	1,386,735		$6.65	12/31/2022
Samuel A. Hamood	0	301,460		$6.65	8/1/2022
Jeffrey J. Hellinga	0	334,100		$6.65	8/1/2022
Mohit Kapoor	0	257,000		$6.65	8/1/2022
David Neenan	0	308,404		$6.65	9/10/2022

(1)

Forty percent (40%) of the options are time vested options and shall vest as follows: twenty percent (20%) shall vest on the first anniversary of the transaction date. Thereafter, five percent (5%) shall vest on the last day of each subsequent full calendar quarter until all the Time Vested Options have vested. For all NEOs with the exception of Messrs. Peck and Neenan, the first anniversary is April 30, 2013. Mr. Peck’s first anniversary will be December 31, 2013, and Mr. Neenan’s first anniversary will be September 10, 2013. The remaining sixty percent (60%) of the options are performance based options and will vest according to the time vesting schedule set forth above and upon attainment of performance criteria as defined in the Stock Option Agreement.

(2)

The option exercise price equals the per share price in the change in control transaction, and as adjusted for a November 1, 2012, dividend payment to shareholders, which the Board determined to be fair market value.

Options Exercised and Stock Vested

With the sale of the Company on April 30, 2012, both time and performance-based vesting was accelerated with respect to the outstanding options and each of them were converted into a right to receive the cash difference between the per-share sale price of the Company and the applicable per-share exercise price of the option. The following table sets forth information regarding the payment made to the named executive officers during 2012.

	Option Awards (converted to the right to receive cash)		Stock Awards
Name(a)	Number of Shares Converted (#) (b)	Value Realized On Conversion(1) ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Siddharth N. (Bobby) Mehta	332,962	9,676,173
James M. Peck	0	0
Samuel A. Hamood	133,184	3,870,446
Jeffrey J. Hellinga	166,480	4,838,058
Mohit Kapoor	90,000	2,615,480
David Neenan	0	0

(1)	Represents the difference between the exercise price of the stock options and the transaction’s closing price.

Nonqualified Deferred Compensation

	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(2)	Aggregate Earnings in Last FY(3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Name
Siddharth N. (Bobby) Mehta	$120,000	$80,950	$0	$0	$625,430
James M. Peck	0	0	0	0	0
Samuel A. Hamood	44,901	50,863	20,802	0	327,927
Jeffrey J. Hellinga	36,774	29,916	11,446	0	523,696
Mohit Kapoor	130,343	0	10,738	0	164,988
David Neenan	6,308	0	0	0	6,308

(1)	Includes amounts reflected under “Salary” and “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above for 2012.
(2)	Amounts included in this column are reflected under “All Other Compensation” in the Summary Compensation Table for 2012.
(3)

Amounts included in this column do not constitute above-market or preferential earnings and accordingly such amounts are not reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table for 2012. Each NEO self-directs the investment of their non-qualified deferred compensation plan account balance into one or more of the available investment funds. Consequently, the value of an NEO’s plan account balance may go up or down based on the performance of the selected investment funds.

Deferred Compensation Plan

This nonqualified plan is a tax deferred compensation program for a limited number of executives, including the named executive officers, and provides a favorable tax vehicle for deferring cash compensation (base salary and annual incentive payments). Pursuant to the plan, the NEO is able to defer up to 100% of cash compensation received. Amounts deferred are self-directed into one or more of the thirteen investment funds and are credited with gains or losses of the various funds selected by the participant. The plan does not offer any above-market rate of return to the NEO. Upon termination of employment, amounts deferred are paid, at the participant’s option, either in a lump sum or in annual installments over a period of either 5 or 10 years. Executives are not permitted to take loans from the account. We contribute a match equal to 100% of the first 3% and 50% on the next 2% of the executive’s contributions. Additionally, in 2012, the Compensation Committee approved a discretionary retirement contribution of an additional 3% of qualified 2011 earnings. Assets in this plan are held in a rabbi trust.

Payments upon Termination and Change-in-Control—2012

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

Siddharth N. (Bobby) Mehta

Since Mr. Mehta resigned his position as of December 31, 2012, and received no payment following his separation, a chart is not included.

James M. Peck(1)

SEPARATION(1)

Name of Participant: James Peck

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	2,700,000			2,700,000
Outplacement(3)	35,000			35,000
Welfare Benefits
Life Insurance Payout
Disability Payments

Total	2,735,000	0	0	2,735,000

(1)

Separation benefits are outlined in Mr. Peck’s employment agreement, dated December 6, 2012 (the “Peck Employment Agreement”). Since Mr. Peck joined the Company on December 31, 2012, he did not have (a) any accrued payments to be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2012, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executives termination of service.

(2)

If Mr. Peck is terminated without Cause or he resigns for Good Reason (both defined in the Peck Employment Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value of which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the target bonus under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

Samuel A. Hamood(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,731,926			1,731,926
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,737			26,737
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,940,000

Total	1,793,663	250,000	2,940,000	1,793,663

(1)

The table excludes (a) any amounts accrued through December 31, 2012, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2012, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)

Mr. Hamood entered into a Severance and Restrictive Covenant Agreement on June 15, 2010 (the “Hamood Severance Agreement”), which was assumed by the new ownership on April 30, 2012. If Mr. Hamood is terminated without Cause or he resigns for Good Reason (both defined in the Hamood Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.
(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2013 COBRA premium rate.
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

(6)

Reflects the value of the executive’s disability benefit as of December 31, 2012 (a) assuming full disability at December 31, 2012 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Jeffrey J. Hellinga(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,436,997			1,436,997
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,332			26,332
Life Insurance Payout(5)		250,000
Disability Payments(6)			1,536,000

Total	1,498,329	250,000	1,536,000	1,498,329

(1)

The table excludes (a) any amounts accrued through December 31, 2012, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2012, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)

Mr. Hellinga entered into a Severance and Restrictive Covenant Agreement on June 15, 2010 (the “Hellinga Severance Agreement”), which was assumed by the new ownership on April 30, 2012. If Mr. Hellinga is terminated without Cause or he resigns for Good Reason (both defined in the Hellinga Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.
(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2013 COBRA premium rate.
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

(6)

Reflects the value of the executive’s disability benefit as of December 31, 2012, (a) assuming full disability at December 31, 2012, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Mohit Kapoor(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,344,225			1,344,225
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,332			26,332
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,280,000

Total	1,405,557	250,000	2,280,000	1,405,557

(1)

The table excludes (a) any amounts accrued through December 31, 2012, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2012, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)

Mr. Kapoor entered into a Severance and Restrictive Covenant Agreement upon his employment in 2011 (the “Kapoor Severance Agreement”), which was assumed by the new ownership on April 30, 2012. If Mr. Kapoor is terminated without Cause or he resigns for Good Reason (both defined in the Kapoor Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.
(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2013 COBRA premium rate.
(5)

Reflects the present value of life insurance provided as a benefit to all associates equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)

Reflects the value of the executive’s disability benefit as of December 31, 2012, (a) assuming full disability at December 31, 2012, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

David Neenan(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	907,997			907,997
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,737			26,737
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,580,000

Total	969,734	250,000	2,580,000	969,734

(1)

The table excludes (a) any amounts accrued through December 31, 2012, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2012, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.
(2)

Mr. Neenan entered into a Severance and Restrictive Covenant Agreement on September 10, 2012 (the “Neenan Severance Agreement”). If Mr. Neenan is terminated without Cause or he resigns for Good Reason (both defined in the Neenan Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. Since this is Mr. Neenan’s first year of employment with the Company, his actual bonus received in 2012 has been used in the calculation. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.
(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2013 COBRA premium rate.
(5)

Reflects the present value of life insurance provided as a benefit to all associates equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)

Reflects the value of the executive’s disability benefit as of December 31, 2012, (a) assuming full disability at December 31, 2012, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Director Compensation

The following table sets forth the compensation received by the Company’s directors through December 31, 2012:

Name	Fees Earned or Paid in Cash	Option Awards	Total
Matthew A. Carey	$17,333	—	$17,333
Reuben Gamoran	28,333	—	28,333
Renu S. Karnad	21,333	—	21,333
Nigel W. Morris	16,333	—	16,333
Penny Pritzker	116,667	—	116,667

Director Fees

In 2012, prior to the 2012 Change in Control Transaction, each of the Company’s non-employee and non-sponsor related directors, other than Ms. Pritzker, received a cash retainer of $40,000, prorated through the April 30, 2012, the date of the 2012 Change in Control Transaction. The Audit Committee chair received $10,000. Additionally, each of the Company’s non-employee and non-sponsor related directors received $1,500 per board meeting and $1,000 per committee meeting attended. Through April 30, 2012, Mr. Gamoran served as the Audit Committee Chair, Ms. Pritzker served as the Compensation Committee Chair and Mr. Canning served as the Corporate Governance and Nominating Committee Chair.

Due to Ms. Pritzker’s time commitment and active involvement with the Company, as the Non-Executive Chairman of the Company’s board of directors, she received a prorated fee of $116,667 for services in 2012.

Equity Awards

In 2012, no equity awards were granted to directors. In connection with the 2012 Change in Control Transaction, all outstanding options issued to directors in previous years were cancelled and the existing option holders received cash consideration of $29.06 per share for the value of their options. Messrs. Carey, Gamoran and Morris and Ms. Karnad each had 16,000 options outstanding at that time.

Other Directors and Mr. Mehta

In connection with the 2012 Change in Control Transaction, a new Board of Directors consisting of Messrs. Egan, Mullin, Rajpal, Tadler, and Mehta was elected. On December 31, 2012, Messr. Peck was also elected to the Board of Directors. These directors did not receive any compensation for their service on the Company’s board of directors. Mr. Mehta only received compensation as an employee, and his compensation is disclosed under “—Executive Compensation—Summary Compensation Table—2012.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2012, with respect to our equity compensation plans under which common stock is authorized for issuance

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,532,809	$6.65	1,717,191
Equity compensation plans not approved by security holders	—	—	—

Total	6,532,809	$6.65	1,717,191

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2013, by:

•	each person that is the beneficial owner of more than 5% of our outstanding common stock;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all of the members of our board of directors and our executive officers as a group.

The information below is based on a total of 109,807,128 shares of our common stock outstanding as of January 31, 2013.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2013, are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o TransUnion Corp., 555 West Adams Street, Chicago, Illinois 60661.

Our address is the address of each director and executive officer named in the table.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
5% or greater stockholders:
Investment funds affiliated with Advent International Corporation(1)	54,280,076	49.4%
Investment funds affiliated with The Goldman Sachs Group, Inc.(2)	54,280,076	49.4%
Directors and named executive officers:
Christopher Egan(3)	—	—
Leo F. Mullin(4)	24,826	*
Sumit Rajpal(5)	—	—
Steven M. Tadler(6)	—	—
Siddharth N. (Bobby) Mehta(7)	297,955	*
James M. Peck(8)	199,237	*
Samuel A. Hamood(9)	102,638	*
Jeffrey J. Hellinga(10)	125,638	*
David M. Neenan(11)	225,563	*
Mohit Kapoor(12)	47,079	*
All directors and executive officers as a group (10 persons)	1,246,976	1.2%

*	Less than 1%.
(1)

The funds managed by Advent International Corporation own 100% of Advent TransUnion Acquisition Limited Partnership, which in turn owns 49.4% of TransUnion Corp, for a 49.4% indirect ownership for the funds managed by Advent International Corporation. This 49.4% indirect ownership consists of 23,925,541.40 shares indirectly owned by Advent International GPE VI Limited Partnership, 15,333,825.79 shares indirectly owned by Advent International GPE VI-A Limited Partnership, 1,209,566.02 shares indirectly owned by Advent International GPE VI-B Limited Partnership, 1,231,262.28 shares indirectly owned by Advent International GPE VI-C Limited Partnership, 1,079,388.51 shares indirectly owned by Advent International GPE VI-D Limited Partnership, 2,972,386.46 shares indirectly owned by Advent International GPE VI-E Limited Partnership, 4,507,396.29 shares indirectly owned by Advent International GPE VI-F Limited Partnership, 2,836,784.89 shares indirectly owned by Advent International GPE VI-G Limited Partnership, 878,698.19 shares indirectly owned by Advent Partners GPE VI 2008 Limited Partnership, 32,544.38 shares indirectly owned by Advent Partners GPE VI 2009 Limited Partnership, 75,936.88 shares indirectly owned by Advent Partners GPE VI 2010 Limited Partnership, 75,936.88 shares indirectly owned by Advent Partners GPE VI-A Limited Partnership and 81,360.94 shares indirectly owned by Advent Partners GPE VI-A 2010 Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of GPE VI GP Limited Partnership and GPE VI GP (Delaware) Limited Partnership. GPE VI GP Limited Partnership is the general partner of Advent International GPE VI Limited Partnership, Advent International GPE VI-A Limited Partnership, Advent International GPE VI-B Limited Partnership, Advent International GPE VI-F Limited Partnership and Advent International GPE VI-G Limited Partnership. GPE VI GP (Delaware) is the general partner of Advent International GPE VI-C Limited Partnership, Advent International GPE VI-D Limited Partnership and Advent International GPE VI-E Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of Advent Partners GPE VI 2008 Limited Partnership, Advent Partners GPE VI 2009 Limited Partnership, Advent Partners GPE VI 2010 Limited Partnership, Advent Partners GPE VI-A Limited Partnership and Advent Partners GPE VI-A 2010 Limited Partnership. Advent International Corporation exercises voting and investment power over the shares held by each of these entities and may be deemed to have beneficial ownership of these shares. With respect to the common shares of TransUnion Corp., held by the funds managed by Advent International Corporation, a group of individuals currently composed of J. Christopher Egan, Richard F. Kane, David M. Mussafer and Steven M. Tadler exercises voting and investment power over the shares beneficially owned by Advent International Corporation. Each of Mr. Egan, Mr. Kane, Mr. Mussafer and Mr. Tadler disclaims beneficial ownership of the shares held by the funds managed by Advent International Corporation, except to the extent of their respective pecuniary interest therein. In addition, Harry Gambill, an Industry Advisor for Advent International, holds 39,447 shares of common stock. Through a written agreement with Mr. Gambill, Advent International Corporation has sole voting and at times, investment power over these shares. The address of Advent International Corporation and each of the funds listed above is c/o Advent International Corporation, 75 State Street, Boston, MA 02109.
(2)

GS Capital Partners VI Fund, L.P. and GS Capital Partners VI Parallel, L.P. own 21,182,997 and 5,824,963 shares of common stock of the Company, respectively. Spartan Shield Holdings owns 27,272,116 shares of common stock of the Company. GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holdings, L.P., Bridge Street 2012 Holdings, L.P. and Opportunity Offshore-B Co-Invest AIV, L.P. (together with GS Capital Partners VI Fund, L.P. and GS Capital Partners VI Parallel, L.P., the “Goldman Sachs Funds”) own partnership interests of Spartan Shield Holdings. The Goldman Sachs Group, Inc., and Goldman, Sachs & Co. may be deemed to beneficially own indirectly, in the aggregate, all of the common stock owned by Spartan Shield Holdings because (i) affiliates of Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. are the general partner, managing general partner, managing partner, managing member or member of the Goldman Sachs Funds and (ii) the Goldman Sachs Funds control Spartan Shield Holdings and have the power to vote or dispose of all of the common stock of the company owned by Spartan Shield Holdings. Goldman, Sachs & Co. is a direct and indirect wholly owned subsidiary of The Goldman Sachs Group, Inc. Goldman, Sachs & Co. is the investment manager of certain of the Goldman Sachs Funds. Shares of common stock that may be deemed to be beneficially owned by the Goldman Sachs Funds that correspond to the Goldman Sachs Funds’ partnership interests of Spartan Shield Holdings consist of: (1) 17,619,272 shares of common stock deemed to be beneficially owned by GS Capital Partners VI Offshore Fund, L.P., (2) 752,844 shares of common stock deemed to be beneficially owned by GS Capital Partners VI GmbH & Co. KG, (3) 650,000 shares of common stock deemed to be beneficially owned by MBD 2011 Holdings, L.P., (4) 750,000 shares of common stock deemed to be beneficially owned by Bridge Street 2012 Holdings, L.P., and (5) 7,500,000 shares of common stock deemed to be beneficially owned by Opportunity Offshore-B Co-Invest AIV, L.P. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. each disclaim beneficial ownership of the shares of common stock owned directly or indirectly by Spartan Shield Holdings and the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. The address of the Goldman Sachs Funds, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 200 West Street, New York, NY 10282.

(3)

Christopher Egan is a managing director at Advent International Corporation and may be deemed to beneficially own the shares held by the Advent funds. Mr. Egan disclaims beneficial ownership of the shares of the common stock indirectly owned by the funds managed by Advent International Corporation, except to the extent of his pecuniary interest therein. The address of Mr. Egan is c/o Advent International Corporation, 75 State Street, Boston, MA 02109.

(4)	Leo F. Mullin is a senior advisor, on a part-time basis, to Goldman Sachs Capital Partners. The address of Mr. Mullin is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.
(5)

Sumit Rajpal is a managing director of Goldman, Sachs & Co. As such, Mr. Rajpal may be deemed to have shared voting and investment power over, and therefore, may be deemed to beneficially own, shares of common stock of the Issuer owned by the Goldman Sachs Funds. The number of shares of common stock owned by Sumit Rajpal reflects all shares of common stock directly owned by Spartan Shield Holdings, with respect to which Sumit Rajpal may be deemed to share beneficial ownership. Mr. Rajpal disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any. Mr. Rajpal holds no shares directly. The address of Mr. Rajpal is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.
(6)

Steven M. Tadler is a member of a group of persons who exercise voting and investment power over the shares of common stock beneficially owned by the funds managed by Advent International Corporation and may be deemed to beneficially own the shares held by these funds. Mr. Tadler disclaims beneficial ownership of the shares of common stock held by the funds managed by Advent International Corporation, except to the extent of his pecuniary interest therein. Mr. Tadler’s address is c/o Advent International Corporation, 75 State Street, Boston, MA 02109.

(7)	Represents 297,955 shares of common stock held of record.
(8)	Represents 199,237 shares of common stock held of record.
(9)	Represents 102,638 shares of common stock held of record.
(10)	Represents 125,638 shares of common stock held of record.
(11)	Represents 225,563 shares of common stock held of record.
(12)	Represents 47,079 shares of common stock held of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stockholder’s Agreement

In connection with the 2012 Change in Control Transaction, TransUnion Holding, GSC and Advent entered into the Major Stockholders’ Agreement. Under the terms of the agreement, GSC and Advent have the right to appoint all members of TransUnion Holding’s board of directors.

Consulting Agreement

In connection with the 2012 Change in Control Transaction, TransUnion Holding, GSC and Advent entered into the Consulting Agreement. Under the terms of the agreement, GSC and Advent are to receive an advisory fee of $250,000 each, increasing 5% annually, in exchange for services provided, including (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of existing debt; (iv) finance functions, including assistance in the preparation of financial projections and monitoring of compliance with financing agreements; (v) human resources functions, including searching and recruiting of executives; and (vi) other services as mutually agreed upon. During 2012, Advent and GSC provided consulting services to TransUnion Holding and the Company accrued fees of $125,000 each for these services.

Other Fees

In connection with the 2012 Change in Control Transaction discussed in Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” and the issuance of the 8.125% notes, TransUnion Holding paid acquisition-related and underwriting fees of $11.9 million $0.2 million to affiliates of GSC and Advent, respectively and TransUnion Corp. Predecessor paid $1.4 million of acquisition-related fees to affiliates of GSC.

Legal Services

TransUnion Corp. Successor paid $0.5 million for the eight months ended December 31, 2012 and TransUnion Corp. Predecessor paid $0.1 million for the four months ended April 30, 2012, to the law firm of Neal, Gerber & Eisenberg LLP for legal services. Marshall E. Eisenberg, a partner in the law firm, is a co-trustee of certain Pritzker family U.S. situs trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.

TransUnion Corp. Successor paid $0.4 million for the eight months ended December 31, 2012 and TransUnion Corp. Predecessor paid $3.5 million for the four months ended April 30, 2012, to the law firm of Latham and Watkins LLP. Michael A. Pucker, a partner in the law firm, is an immediate family member of a co-trustee of certain Pritzker family U.S. situs trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.

Payables

Other liabilities of both TransUnion Holding and TransUnion Corp. Successor at December 31, 2012, included $3.2 million owed to certain Pritzker family business interests related to tax indemnification payments arising in connection with the 2010 Change in Control Transaction. This amount is subject to future adjustments based on a final determination of tax expense.

Issuances of Common Stock

On December 21, 2012, the Company issued an aggregate of 225,563 shares of common stock to David M. Neenan, the Executive Vice President of our International segment, at a purchase price of $6.65 per share.

On December 31, 2012, the Company issued an aggregate 199,237 shares of common stock to James M. Peck, the President and Chief Executive Officer of the Company.

Investment Purchase

On August 27, 2012, the Company purchased an aggregate 69,625 shares of common stock from Andrew Knight, at that time the Executive Vice President of our International segment, at a purchase price of $10.07 per share, in connection with him leaving the Company.

Debt

In connection with the 2010 Change in Control Transaction, TransUnion Corp. borrowed $16.7 million from an entity owned by Pritzker family business interests under the RFC loan. This loan was repaid in 2012 in connection with the 2012 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transactions,” and Note 13, “Debt,” for additional information.

Related Party Transaction Policy

The Company does not currently have a written policy on related party transactions. All of the transactions described above, with the exception of legal services and the intercompany payable, were approved by the Company’s board of directors.

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to our principal accountant for the years ended December 31, 2012 and 2011, were as follows:

Category (in millions)	2012	2011
Audit fees	$2.9	$2.1
Audit-related fees	1.8	0.2
Tax fees	0.1	0.1
All other fees	—	0.3

Total	$4.8	$2.7

All audit and non-audit services provided by our principal accountant, or any other independent auditor, must be approved by the Audit Committee of our Board of Directors. For engagements expected to generate fees of $50,000 or less, audit and non-audit services by an independent auditor can be approved by the Chairman of the Audit Committee. Audit related fees include fees paid for due diligence related to mergers and acquisitions including $0.9 million incurred by TransUnion Holding prior to the 2012 Change in Control Transaction and the review of controls and security of our information systems. All of the fees paid to our principal accountant in 2012 and 2011 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets—December 31, 2012 and 2011;

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule II—Valuation and Qualifying Accounts

(3)	Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 158 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(4)	Valuation and qualifying accounts

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2013.

TransUnion Holding Company, Inc.

By:	/s/ Samuel A. Hamood
Samuel A. Hamood Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2013

Signature	Title

/s/ James M. Peck James M. Peck	Director, President and Chief Executive Officer

/s/ Samuel A. Hamood Samuel A. Hamood	Executive Vice President and Chief Financial Officer

/s/ Gordon E. Schaechterle Gordon E. Schaechterle	Senior Vice President and Chief Accounting Officer

/s/ Christopher Egan Christopher Egan	Director

/s/ Leo F. Mullin Leo F. Mullin	Director

/s/ Sumit Rajpal Sumit Rajpal	Director

/s/ Steven M. Tadler Steven M. Tadler	Director

/s/ Siddharth N. (Bobby) Mehta Siddharth N. (Bobby) Mehta	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2013.

TransUnion Corp.

By:	/s/ Samuel A. Hamood
Samuel A. Hamood Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2013

Signature	Title

/s/ James M. Peck James M. Peck	Director, President and Chief Executive Officer

/s/ Samuel A. Hamood Samuel A. Hamood	Executive Vice President and Chief Financial Officer

/s/ Gordon E. Schaechterle Gordon E. Schaechterle	Senior Vice President and Chief Accounting Officer

/s/ Christopher Egan Christopher Egan	Director

/s/ Leo F. Mullin Leo F. Mullin	Director

/s/ Sumit Rajpal Sumit Rajpal	Director

/s/ Steven M. Tadler Steven M. Tadler	Director

/s/ Siddharth N. (Bobby) Mehta Siddharth N. (Bobby) Mehta	Director

2012 Form 10-K

EXHIBIT INDEXi

TransUnion Holding Company, Inc.

TransUnion Corp.

Exhibit No.	Exhibit Name

2.1	Agreement and Plan of Merger dated as of February 17, 2012 by and among TransUnion Holding Company, Inc. (formerly Spartan Parent Holdings Inc.), Spartan Acquisition Sub Inc., TransUnion Corp., MDCPVI TU Holdings, LLC (as stockholder representative), and certain limited Guarantors. (Incorporated by reference herein from the Annual Report on Form 10-K (Exhibit 2.1) filed by TransUnion Corp. for the year ended December 31, 2011).

2.2	First Amendment to Agreement and Plan of Merger entered into and effective as of April 29, 2012 made by and among TransUnion Holding Company, Inc. (formerly Spartan Parent Holdings Inc.), Spartan Acquisition Sub Inc., TransUnion Corp., MDCPVI TU Holdings, LLC (as stockholder representative), and certain limited Guarantors. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Corp. on April 30, 2012).

3.1**	Amended and Restated Certificate of Incorporation of TransUnion Corp. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 3.1) filed by TransUnion Corp. on April 30, 2012).

3.2**	Amended and Restated Bylaws of TransUnion Corp. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 3.2) filed by TransUnion Corp. on April 30, 2012).

3.3*	Amended and Restated Certificate of Incorporation of TransUnion Holding Company, Inc. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 3.1) filed by TransUnion Holding Company, Inc. on July 21, 2012).

3.4*	Bylaws of TransUnion Holding Company, Inc. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 3.2) filed by TransUnion Holding Company, Inc. on July 21, 2012).

4.1	Indenture dated as of June 15, 2010 among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11 3/8% Senior Notes due 2018. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.1) filed by TransUnion Corp. on March 1, 2011).

4.2	First Supplemental Indenture dated as of February 27, 2012, among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11 3/8% Senior Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 4.1) filed by TransUnion Corp. on February 28, 2012).

4.3	Form of 11 3/8% Senior Notes due 2018. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.2) filed by TransUnion Corp. on March 1, 2011).

4.4*	Indenture dated as of March 21, 2012 among TransUnion Holding Company, Inc. and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes Due 2018. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.1) filed by TransUnion Holding Company, Inc. on July 21, 2012).

4.5*	First Supplemental Indenture dated as of October 22, 2012, among TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Holding Company, Inc. on October 23, 2012).

Exhibit No.	Exhibit Name

4.6*	Form of TransUnion Holding Company, Inc. 9.625%/10.375% Senior PIK Toggle Notes Due 2018, Series B. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.2) filed by TransUnion Holding Company, Inc. on July 21, 2012).

4.7*	Indenture dated as of November 1, 2012 between TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the creation of an issue of $400,000,000 aggregate principal amount of 8.125%/8.875% Senior PIK Toggle Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 4.1) filed by TransUnion Holding Company, Inc. on November 6, 2012).

4.8*	Exchange and Registration Rights Agreement of TransUnion Holding Company, Inc. for the 8.125%/8.875% Senior PIK Toggle Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 4.2) filed by TransUnion Holding Company, Inc. on November 6, 2012).

10.1	Amended and Restated Credit Agreement dated as of February 10, 2011 among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Trust Company Americas, as Administrative and Collateral Agent, Deutsche Bank Trust Company Americas, as L/C Issuer and Swing Line Lender, the Other Lenders party thereto from time to time, Bank of America, N.A., as Syndication Agent, Credit Suisse Securities (USA) LLC and Suntrust Bank, as TL Documentation Agents, U.S. Bank National Association, as RC Documentation Agent, and The Governor and Company of the Bank of Ireland, as Senior Managing Agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner and Smith, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.1) filed by TransUnion Corp. on March 1, 2011).

10.2	Amendment No. 2 to Credit Agreement, dated as of February 27, 2012, by and among TransUnion Corp., Trans Union LLC, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each other Lender. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Corp. on March 2, 2012).

10.3	Amendment No. 3 to Credit Agreement, dated as of April 17, 2012, by and among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, each as lead arrangers, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each other Lender. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Corp. on April 20, 2012).

10.4*	TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012). (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.1) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.5	Major Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the Advent Investor, the GS Investors, and any other Person who becomes a party thereto. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.3) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.6	Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the members of the management or other key persons of TransUnion Holding Company, Inc. or of TransUnion Corp., that are signatories thereto, any other person who becomes a party thereto, and the GS Investors and the Advent Investor (for specific purposes). (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.4) filed by TransUnion Holding Company, Inc. on July 21, 2012).

Exhibit No.	Exhibit Name

10.7	Registration Rights Agreement dated as of April 30, 2012, by and among TransUnion Holding Company, Inc., the Advent Investors (as defined therein), the GS Investors (as defined therein), certain Key Individuals (as defined therein) and any other person who becomes a party thereto. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.5) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.8*	Form of Director Indemnification Agreement for directors of TransUnion Holding Company, Inc. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.6) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.9	Form of Severance and Restrictive Covenant Agreement with Executive Officers of the Registrants. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.5) filed by TransUnion Corp. on March 1, 2011).

10.10	Employment Agreement with Siddharth N. (Bobby) Mehta the President and Chief Executive Officer of the Registrants dated October 3, 2007. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.6) filed by TransUnion Corp. on March 1, 2011).

10.11	Amendment to Employment Agreement of Siddharth N. (Bobby) Mehta the President and Chief Executive Officer of the Registrants dated December 6, 2012. ***

10.12*	Consulting Agreement with Siddharth N. (Bobby) Mehta dated December 6, 2012. ***

10.13*	Amendment dated December 6, 2012 to the Stockholders’ Agreement of TransUnion Holding Company, Inc. made as of April 30, 2012 with Siddharth N. (Bobby) Mehta. ***

10.14*	Stock Repurchase Agreement dated December 6, 2012 between Siddharth N. (Bobby) Mehta and TransUnion Holding Company, Inc. ***

10.15	Employment Agreement with James M. Peck the President and Chief Executive Officer of the Registrants dated. ***

10.16	Letter Agreement between TransUnion Holding Company, Inc. and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of the Registrants dated December 6, 2012. ***

10.17	Consulting Agreement dated April 30, 2012 with Goldman Sachs & Co. and Advent International Corporation ***

14	TransUnion Code of Business Conduct dated September 2012.***

21	Subsidiaries of each Registrant. (Incorporated by reference herein from the Annual Report on Form 10-K (Exhibit 21) filed by TransUnion Corp. for the year ended December 31, 2011).

23.1*	Consent of Ernst & Young LLP, independent public accountants, to TransUnion Holding

Company, Inc.***

23.2**	Consent of Ernst & Young LLP, independent public accountants, to TransUnion Corp.***

31.1(a)*	Certification of Principal Executive Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2(a)*	Certification of Principal Financial Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

Exhibit No.	Exhibit Name

31.1(b)**	Certification of Principal Executive Officer for TransUnion Corp. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.***

31.2(b)**	Certification of Principal Financial Officer for TransUnion Corp. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.***

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion Holding Company, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32(b)**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Applicable only to TransUnion Holding Company, Inc.
**	Applicable only to TransUnion Corp.
***	Filed herewith.

[i]	Unless specifically noted, each Exhibit described below shall be applicable to both Registrants.

Schedule I—Condensed Financial Information of TransUnion Holding Company, Inc.

TRANSUNION HOLDING COMPANY, INC.

Parent Company Only

Balance Sheet

(in millions, except per share data)

December 31, 2012
Assets
Current assets:
Other current assets	$5.7

Total current assets	5.7

Other assets	1,700.7

Total assets	$1,706.4

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.9
Other current liabilities	22.4

Total current liabilities	23.3

Long-term debt	998.0
Other liabilities	0.1

Total liabilities	1,021.4

Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at December 31, 2012, 110.2 million shares issued and 110.1 million shares outstanding as of December 31, 2012	1.1
Additional paid-in capital	1,109.4
Treasury stock at cost; 0.1 million shares at December 31, 2012	(0.7)
Retained earnings (accumulated deficit)	(400.4)
Accumulated other comprehensive income	(24.4)

Total stockholders’ equity	685.0

Total liabilities and stockholders’ equity	$1,706.4

See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion Holding Company, Inc.

TRANSUNION HOLDING COMPANY, INC.

Parent Company Only

Statement of Income

(in millions)

From the Date of Inception Through December 31, 2012
Revenue	$—

Operating expenses
Selling, general and administrative	0.9

Total operating expenses	0.9

Operating income (loss)	(0.9)

Non-operating income and expense
Interest expense	(52.2)
Other income and (expense), net	26.5

Total non-operating income and expense	(25.7)

Income (loss) from operations before income taxes	(26.6)

Provision for income taxes	—

Net loss	$(26.6)

See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion Holding Company, Inc.

TRANSUNION HOLDING COMPANY, INC.

Parent Company Only

Statement of Cash Flows

(in millions)

From the Date of Inception Through December 31, 2012
Cash used in operating activities	$(16.4)

Cash flows from investing activities:
Acquisition of TransUnion Corp.	(1,582.3)
Capital investment in TransUnion Corp.	(80.8)

Cash used in investing activities	(1,663.1)

Cash flows from financing activities:
Proceeds from 9.625% notes	600.0
Proceeds from 8.125% notes	398.0
Debt financing fees	(41.3)
Proceeds from issuance of common stock	1,097.3
Treasury stock purchases	(0.7)
Dividends	(373.8)

Cash provided by financing activities	1,679.5

Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$—

See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion Holding Company, Inc.

TRANSUNION HOLDING COMPANY, INC.

Parent Company Only

Notes To Financial Statements

Note 1. Basis of Presentation

In the TransUnion Holding parent company only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its subsidiaries is included in consolidated income using the equity method. The parent company only financial information should be read in conjunction with the Company’s consolidated financial statements.

Note 2. Income tax

Effective April 30, 2012, TransUnion Holdings and its U.S. subsidiaries will join in the filing of a consolidated U.S. federal tax return. The tax expense and deferred tax accounts of TransUnion Holding parent company only are calculated as if TransUnion Holding files a separate U.S. tax return, which excludes the operations of TransUnion Corp. and its subsidiaries.

Note 3 Dividends from subsidiaries

Cash dividends paid to TransUnion Holding from the Company’s consolidated subsidiaries were $27.9 million for the year ended December 31, 2012.

Schedule II—Valuation and Qualifying Accounts

TRANSUNION HOLDING COMPANY, INC.

(in millions)	Balance at Acquisition Date	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2012	$—	$(1.9)	$3.7	$(0.1)	$1.7

Allowance for deferred tax assets(2):
Year ended December 31,
2012	$—	$5.0	$24.8	$(2.6)	$27.2

(1)	For the allowance for doubtful accounts, includes write-offs of uncollectable accounts.

Schedule II—Valuation and Qualifying Accounts

TRANSUNION CORP.

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts(2):
Year ended December 31,
2012	$1.2	$1.3	$—	$(0.8)	$1.7
2011	1.7	1.9	(0.3)	(2.1)	1.2
2010	2.5	1.5	—	(2.3)	1.7

Allowance for deferred tax assets(2):
Year ended December 31,
2012	$16.9	$15.6	$7.4	$(12.7)	$27.2
2011	12.8	4.6	0.2	(0.7)	16.9
2010	3.0	9.9	—	(0.1)	3.0

(1)	For the allowance for doubtful accounts, includes write-offs of uncollectable accounts.
(2)	Excludes discontinued operations.