Form 10-Q
period 2013-03-31
TRANSUNION CORP.; TransUnion Holding Company, Inc.
filed 2013-05-07
CIK 1513514, 1552033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file numbers:

TransUnion Holding Company, Inc. 333-182948

TransUnion Corp. 333-172549

TRANSUNION HOLDING COMPANY, INC.

TRANSUNION CORP.

(Exact name of registrants as specified in their charters)

Delaware	61-1678417
Delaware	74-3135689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 West Adams, Chicago, IL	60661
(Address of principal executive offices)	(Zip Code)

312-985-2000

(Registrants’ telephone number, including area code)

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

(Note: As voluntary filers not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant would have been required to file such reports) as if it were subject to such filing requirements).

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of registrants’ common stock outstanding as of April 30, 2013:

TransUnion Holding Company, Inc. common stock outstanding: 109,833,454

TransUnion Corp. common stock outstanding: 100

Explanatory Note

This Quarterly Report on Form 10-Q is a combined report being filed separately by TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp. (“TransUnion Corp”), a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to “Company,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp and its subsidiaries for periods prior to the formation of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both Companies, such information has been combined. Where information is not substantially the same for both Companies, we have provided separate information. In addition, separate financial statements for each Company are included in Part I, Item 1, “Financial Statements.”

We operate TransUnion Holding and TransUnion Corp as one business, with one management team. Management believes combining the Quarterly Reports on Form 10-Q of TransUnion Holding and TransUnion Corp provides the following benefits:

•	Enhances investors’ understanding of TransUnion Holding and TransUnion Corp by enabling investors to view the business as a whole, the same manner as management views and operates the business;

•	Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the disclosures apply to both TransUnion Holding and TransUnion Corp

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp on April 30, 2012. Substantially all of TransUnion Corp’s net assets are owned by TransUnion Holding and substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp.

TRANSUNION HOLDING COMPANY, INC. AND TRANSUNION CORP.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	March 31, 2013	December 31, 2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$117.4	$154.3
Trade accounts receivable, net of allowance of $0.8 and $1.7	180.8	163.6
Other current assets	75.8	82.7

Total current assets	374.0	400.6
Property, plant and equipment, net of accumulated depreciation and amortization of $37.9 and $26.4	116.3	121.2
Other marketable securities	10.8	11.4
Goodwill	1,809.0	1,804.2
Other intangibles, net	1,886.6	1,911.6
Other assets	132.8	129.8

Total assets	$4,329.5	$4,378.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$82.6	$78.4
Current portion of long-term debt	10.5	10.6
Other current liabilities	108.1	129.3

Total current liabilities	201.2	218.3
Long-term debt	2,663.9	2,670.3
Other liabilities	671.7	679.4

Total liabilities	3,536.8	3,568.0
Redeemable noncontrolling interests	22.2	14.7
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at March 31, 2013, 110.2 million and 110.2 million shares issued at March 31, 2013 and December 31, 2012, respectively, and 109.8 million shares and 110.1 million shares outstanding as of March 31, 2013 and December 31, 2012, respectively	1.1	1.1
Additional paid-in capital	1,111.5	1,109.4
Treasury stock at cost; 0.4 million shares at March 31, 2013 and 0.1 million shares at December 31, 2012	(2.7)	(0.7)
Retained earnings (accumulated deficit)	(389.0)	(382.6)
Accumulated other comprehensive income (loss)	(40.7)	(24.4)

Total TransUnion Holding Company, Inc. stockholders’ equity	680.2	702.8
Noncontrolling interests	90.3	93.3

Total stockholders’ equity	770.5	796.1

Total liabilities and stockholders’ equity	$4,329.5	$4,378.8

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions)

	Three Months Ended March 31, 2013	From the Date of Inception Through March 31, 2012
	Unaudited
Revenue	$290.5	$—
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	117.7	—
Selling, general and administrative	83.3	—
Depreciation and amortization	45.3	—

Total operating expenses	246.3	—
Operating income	44.2	—
Non-operating income and expense
Interest expense	(49.8)	(1.5)
Interest income	0.3	—
Other income and (expense), net	(0.6)	(7.0)

Total non-operating income and expense	(50.1)	(8.5)
Income (loss) from operations before income taxes	(5.9)	(8.5)
Benefit (provision) for income taxes	0.9	—

Net income (loss)	(5.0)	(8.5)
Less: net income attributable to noncontrolling interests	(1.3)	—

Net income (loss) attributable to TransUnion Holding Company, Inc.	$(6.3)	$(8.5)

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in millions)

	Three Months Ended March 31, 2013	From the Date of Inception Through March 31, 2012
	Unaudited
Net loss	$(5.0)	$(8.5)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(17.4)	—
Net unrealized gain on hedges	0.2	—

Total other comprehensive income (loss), net of tax	(17.2)	—

Comprehensive loss	(22.2)	(8.5)
Less: comprehensive income attributable to noncontrolling interests	(0.4)	—

Comprehensive loss attributable to TransUnion Holding Company, Inc.	$(22.6)	$(8.5)

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31, 2013	From the Date of Inception Through March 31, 2012
	Unaudited
Cash flows from operating activities:
Net income (loss)	$(5.0)	$(8.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45.3	—
Deferred financing fees	3.7	0.1
Stock-based compensation	1.9	—
Equity in net income of affiliates, net of dividends	(3.1)	—
Deferred taxes	(3.8)	—
Amortization of senior notes purchase accounting fair value adjustment and note discount	(4.1)	—
Loss (gain) on sale of assets	(1.9)	—
Other	(0.2)	—
Changes in assets and liabilities:
Trade accounts receivable	(10.4)	—
Other current and long-term assets	4.0	(16.2)
Trade accounts payable	7.7	22.9
Other current and long-term liabilities	(20.6)	1.7

Cash provided by operating activities	13.5	—
Cash flows from investing activities:
Capital expenditures for property and equipment	(16.4)	—
Proceeds from sale of trading securities	2.1	—
Investments in trading securities	(1.2)	—
Acquisitions, net of cash acquired	(30.3)	—
Proceeds from sale of other assets	4.2	—
Other	0.9	—

Cash used in investing activities	(40.7)	—
Cash flows from financing activities:
Proceeds from 9.625% PIK toggle notes	—	600.0
Note proceeds deposited with escrow agent	—	(600.0)
Proceeds from senior secured credit facility	923.4	—
Extinguishment of senior secured credit facility	(923.4)	—
Repayments of debt	(2.4)	—
Deferred financing fees	(3.4)	—
Treasury stock purchases	(2.0)	—
Other	0.1	—

Cash used in financing activities	(7.7)	—
Effect of exchange rate changes on cash and cash equivalents	(2.0)	—

Net change in cash and cash equivalents	(36.9)	—
Cash and cash equivalents, beginning of period	154.3	—

Cash and cash equivalents, end of period	$117.4	$—

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity

(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non- controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
	Shares	Amount
Balance, December 31, 2012	110.1	$1.1	$1,109.4	$(0.7)	$(382.6)	$(24.4)	$93.3	$796.1	$14.7
Net income (loss)	—	—	—	—	(6.3)	—	1.2	(5.1)	0.1
Other comprehensive loss	—	—	—	—	—	(16.3)	(0.9)	(17.2)	—
Acquisition of Brazil subsidiary	—	—	—	—	—	—	—	—	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.1)
Stock-based compensation	—	—	1.9	—	—	—	—	1.9	—
Issuance of stock	—	—	0.2	—	—	—	—	0.2	—
Treasury stock purchased	(0.3)	—	—	(2.0)	—	—	—	(2.0)	—
Purchase accounting adjustments related to acquisition of TransUnion Corp.	—	—	—	—	—	—	(3.3)	(3.3)	(0.1)
Rounding	—	—	—	—	(0.1)	—	—	(0.1)	—

Balance, March 31, 2013	109.8	$1.1	$1,111.5	$(2.7)	$(389.0)	$(40.7)	$90.3	$770.5	$22.2

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	Successor March 31, 2013	Successor December 31, 2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$117.4	$154.3
Trade accounts receivable, net of allowance of $0.8 and $1.7	180.8	163.6
Other current assets	76.5	58.7

Total current assets	374.7	376.6
Property, plant and equipment, net of accumulated depreciation and amortization of $37.9 and $26.4	116.3	121.2
Other marketable securities	10.8	11.4
Goodwill	1,809.0	1,804.2
Other intangibles, net	1,886.6	1,911.6
Other assets	100.1	95.7

Total assets	$4,297.5	$4,320.7

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$82.1	$77.5
Current portion of long-term debt	10.5	10.6
Other current liabilities	92.1	107.0

Total current liabilities	184.7	195.1
Long-term debt	1,665.8	1,672.3
Other liabilities	660.8	667.4

Total liabilities	2,511.3	2,534.8
Redeemable noncontrolling interests	22.2	14.7
Stockholders’ equity:
Common stock, $0.01 par value; one thousand shares authorized, one hundred shares issued at March 31, 2013, and December 31, 2012; one hundred shares outstanding as of March 31, 2013, and December 31, 2012	—	—
Additional paid-in capital	1,689.1	1,687.2
Treasury stock at cost; 0 shares at March 31, 2013, and December 31, 2012	—	—
Retained earnings	25.3	15.1
Accumulated other comprehensive income (loss)	(40.7)	(24.4)

Total TransUnion Corp. stockholders’ equity	1,673.7	1,677.9
Noncontrolling interests	90.3	93.3

Total stockholders’ equity	1,764.0	1,771.2

Total liabilities and stockholders’ equity	$4,297.5	$4,320.7

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(in millions)

	Successor Three Months Ended March 31, 2013	Predecessor Three Months Ended March 31, 2012
Revenue	$290.5	$280.6
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	117.7	115.0
Selling, general and administrative	83.0	78.1
Depreciation and amortization	45.3	21.9

Total operating expenses	246.0	215.0
Operating income	44.5	65.6
Non-operating income and expense
Interest expense	(25.8)	(30.7)
Interest income	0.3	0.4
Other income and expense, net	(0.6)	(2.9)

Total non-operating income and expense	(26.1)	(33.2)
Income from operations before income taxes	18.4	32.4
Provision for income taxes	(6.9)	(20.3)

Net income	11.5	12.1
Less: net income attributable to noncontrolling interests	(1.3)	(1.9)

Net income attributable to TransUnion Corp.	$10.2	$10.2

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

(in millions)

	Successor Three Months Ended march 31, 2013	Predecessor Three Months Ended March 31, 2012
Net income	$11.5	$12.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(17.4)	5.4
Net unrealized gain on hedges	0.2	—

Total other comprehensive income (loss), net of tax	(17.2)	5.4

Comprehensive income (loss)	(5.7)	17.5
Less: comprehensive income attributable to noncontrolling interests	(0.4)	(2.7)

Comprehensive income (loss) attributable to TransUnion Corp.	$(6.1)	$14.8

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Successor Three Months Ended March 31, 2013	Predecessor Three Months Ended March 31, 2012
Cash flows from operating activities:
Net income	$11.5	$12.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.3	21.9
Deferred financing fees	2.3	0.9
Stock-based compensation	1.9	1.6
Provision for losses on trade accounts receivable	—	3.0
Equity in net income of affiliates, net of dividends	(3.1)	(2.8)
Deferred taxes	3.5	9.0
Amortization of senior notes purchase accounting fair value adjustment	(4.2)	—
Loss (gain) on sale of assets	(1.9)	0.1
Other	(0.1)	(0.4)
Changes in assets and liabilities:
Trade accounts receivable	(10.4)	(21.7)
Other current and long-term assets	(27.0)	(0.8)
Trade accounts payable	7.9	0.1
Other current and long-term liabilities	(14.3)	(1.4)

Cash provided by operating activities	11.4	21.6
Cash flows from investing activities:
Capital expenditures for property and equipment	(16.4)	(17.3)
Proceeds from sale of trading securities	2.1	1.0
Investments in trading securities	(1.2)	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(30.3)	(0.1)
Proceeds from sale of other assets	4.2	0.2
Other	0.9	0.6

Cash used in investing activities	(40.7)	(16.7)
Cash flows from financing activities:
Proceeds from senior secured credit facility	923.4	—
Extinguishment of senior secured credit facility	(923.4)	—
Repayments of debt	(2.4)	(3.5)
Distribution of merger consideration	—	(1.3)
Deferred financing fees	(3.1)	—
Other	(0.1)	(0.8)

Cash used in financing activities	(5.6)	(5.6)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	1.0

Net change in cash and cash equivalents	(36.9)	0.3
Cash and cash equivalents, beginning of period	154.3	107.8

Cash and cash equivalents, end of period	$117.4	$108.1

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity

(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
	Shares	Amount
Successor balance, December 31, 2012	—	$—	$1,687.2	$—	$15.1	$(24.4)	$93.3	$1,771.2	$14.7
Net income	—	—	—	—	10.2	—	1.2	11.4	0.1
Other comprehensive loss	—	—	—	—	—	(16.3)	(0.9)	(17.2)	—
Acquisition of Brazil subsidiary	—	—	—	—	—	—	—	—	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.1)
Stock-based compensation	—	—	1.9	—	—	—	—	1.9	—
Purchase accounting adjustments related to acquisition of TransUnion Corp.	—	—	—	—	—	—	(3.3)	(3.3)	(0.1)

Balance, March 31, 2013	—	$—	$1,689.1	$—	$25.3	$(40.7)	$90.3	$1,764.0	$22.2

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

TRANSUNION CORP. AND SUBSIDIARIES

Combined Notes to Unaudited Consolidated Financial Statements

1. Significant Accounting and Reporting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report being filed separately by TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp. (“TransUnion Corp), a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to “Company,” “we,” “us,” and “our” refers to TransUnion Holding and its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp and its subsidiaries for periods prior to the formation of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant and, therefore, makes no representation as to any such information. Where the information provided is substantially the same for both Companies, such information has been combined in this Quarterly Report on Form 10-Q. Where information is not substantially the same for both Companies, we have provided separate information. In addition, separate financial statements for each Company are included in Part I, Item 1, “Financial Statements.”

The accompanying unaudited consolidated financial statements of TransUnion Holding and TransUnion Corp have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results of TransUnion Holding and TransUnion Corp for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of TransUnion Holding and TransUnion Corp, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2013.

2012 Change in Control Transaction

TransUnion Holding was formed by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs & Co. (“GSC”) on February 15, 2012 as a vehicle to acquire 100% of the outstanding common stock of TransUnion Corp. On April 30, 2012, pursuant to an Agreement and Plan of Merger, TransUnion Holding acquired TransUnion Corp. To partially fund the acquisition, TransUnion Holding issued $600.0 million aggregate principal amount of 9.625%/10.375% senior PIK toggle notes due 2018 (the “9.625% notes”). We refer to these transactions collectively as the “2012 Change in Control Transaction.”

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value on the acquirer’s books to reflect the purchase price. Under the guidance provided by the SEC Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” the fair value adjustments of the assets acquired and liabilities assumed have also been pushed-down and recorded on TransUnion Corp’s books.

TransUnion Corp continues to operate as the same legal entity subsequent to the 2012 Change in Control Transaction. On TransUnion Corp’s financial statements, periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp prior to the 2012 Change in Control Transaction (referred to herein as the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp after the 2012 Change in Control Transaction (referred to herein as the “Successor”). Periods after the 2012 Change in Control Transaction are not comparable to prior periods due primarily to additional amortization of intangibles resulting from the fair value adjustments of the assets acquired and liabilities assumed.

Principles of Consolidation

The consolidated financial statements of TransUnion Holding include the accounts of TransUnion Holding and its 100% owned subsidiary, TransUnion Corp. The consolidated financial statements of TransUnion Corp include the accounts of TransUnion Corp and all of its majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which the Company has at least a 20% ownership interest, or where it is able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company has less than a 20% ownership interest, or where it is not able to exercise significant influence, are accounted for using the cost method and periodically reviewed for impairment.

Subsequent Events

Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or notes to the financial statements.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income, however it increases disclose requirements for amounts that are reclassified out of accumulated other comprehensive income into net income. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. This guidance was adopted by the Company effective January 1, 2013, and did not have a significant impact on the Company’s consolidated financial statements.

2. 2012 Change in Control Transaction

On April 30, 2012, pursuant to the Merger Agreement, TransUnion Corp was acquired by affiliates of Advent and GSC for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Corp became a wholly-owned subsidiary of TransUnion Holding. In connection with the acquisition, all existing stockholders of TransUnion Corp received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. To partially fund the acquisition, TransUnion Holding issued $600 million aggregate principal amount of the 9.625% notes. At that time, TransUnion Holding was owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSC and 1% by members of management.

Purchase Price Allocation

The fair value of identifiable intangible assets acquired and liabilities assumed was based on many factors including an analysis of historical financial performance and estimates of future performance, and was determined using analytical approaches appropriate to the facts and circumstances, including discounted cash flow and market-based approaches. The allocation of the purchase price to the identifiable assets acquired and liabilities assumed as of April 30, 2012, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$162.4
Property and equipment	112.9
Identifiable intangible assets	1,986.4
Goodwill(1)	1,794.8
All other assets	302.3

Total assets acquired	$4,358.8
Existing debt (including fair value adjustment)	(1,710.8)
All other liabilities	(945.4)
Noncontrolling interests	(109.9)

Net assets of acquired company	$1,592.7

(1)	For tax purposes, $128.8 million of goodwill is tax deductible.

The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price of TransUnion Corp exceeded the fair value of the net assets acquired due primarily to growth opportunities and operational efficiencies.

Identifiable Intangible Assets

The fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Database and credit files	$765.0	15 years
Technology and software	364.6	7 years
Trade names and trademarks	546.1	40 years
Customer relationships	308.0	20 years
Other	2.7	5 years

Total identifiable intangible assets	$1,986.4

The weighted-average useful life of identifiable intangible assets is approximately 21.2 years.

3. Fair Value

The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2013:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$10.8	$10.8	$—	$—
Interest rate swaps	(5.6)	—	(5.6)	—

Total financial instruments at fair value	$5.2	$10.8	$(5.6)	$—

Level 1 investments consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices, with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants and are included in other marketable securities on our balance sheet. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. Level 2 investments consist of interest rate swaps that are further discussed in Note 9, “Debt.” We determined the fair value of the interest rate swaps using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. At March 31, 2013, we did not have any investments valued using Level 3 inputs.

4. Other Current Assets

TransUnion Holding

Other current assets consisted of the following:

(in millions)	TransUnion Holding March 31, 2013	TransUnion Holding December 31, 2012
Deferred income tax assets	$34.0	$36.3
Prepaid expenses	29.5	33.8
Income taxes receivable	4.4	4.7
Deferred financing fees	6.0	5.7
Other	1.9	2.2

Total other current assets	$75.8	$82.7

TransUnion Corp

Other current assets consisted of the following:

(in millions)	TransUnion Corp Successor March 31, 2013	TransUnion Corp Successor December 31, 2012
Prepaid expenses	$29.5	$33.8
Deferred financing fees	0.2	—
Deferred income tax assets	10.5	18.9
Income taxes receivable	3.0	3.8
Receivable from TransUnion Holding	31.8	0.3
Other	1.5	1.9

Total other current assets	$76.5	$58.7

Deferred income tax assets decreased $8.4 million from December 31, 2012, due primarily to the utilization of U.S. federal tax loss carryforwards. The receivable from TransUnion Holding represents amounts advanced by TransUnion Corp to TransUnion Holding. This amount eliminates on the TransUnion Holding consolidated balance sheet but does not eliminate on the TransUnion Corp consolidated balance sheet.

5. Other Assets

TransUnion Holding

Other assets consisted of the following:

	TransUnion Holding March 31, 2013	TransUnion Holding December 31, 2012
(in millions)
Investments in affiliated companies	$91.7	$88.6
Deferred financing fees	33.2	34.0
Deposits	7.0	6.3
Other	0.9	0.9

Total other assets	$132.8	$129.8

TransUnion Corp

Other assets consisted of the following:

	TransUnion Corp Successor March 31, 2013	TransUnion Corp Successor December 31, 2012
(in millions)
Investments in affiliated companies	$91.7	$88.6
Deferred financing fees	0.6	—
Deposits	7.0	6.3
Other	0.8	0.8

Total other assets	$100.1	$95.7

6. Investments in Affiliated Companies

Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services. All of the investments in affiliated companies are owned by TransUnion Corp. TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp. These investments are included in other assets on the balance sheet.

We use the equity method to account for investments in affiliates where we have at least a 20% ownership interest or where we are able to exercise significant influence. For these investments, we adjust the carrying value for our proportionate share of the affiliates’ earnings, losses and distributions, as well as for purchases and sales of our ownership interest.

We use the cost method to account for all other nonmarketable investments. For these investments, we adjust the carrying value for purchases and sales of our ownership interests.

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment in value has occurred. There were no impairments of investments in affiliated companies taken in the three months ended March 31, 2013 or 2012.

Investments in affiliated companies consisted of the following:

(in millions)	TransUnion Corp Successor and TransUnion Holding March 31, 2013	TransUnion Corp Successor and TransUnion Holding December 31, 2012
Total equity method investments	$83.8	$80.7
Total cost method investments	7.9	7.9

Total investments in affiliated companies	$91.7	$88.6

For the three months ended March 31, 2013, TransUnion Holding’s and TransUnion Corp Successor’s earnings from equity method investments were $3.2 million. For the three months ended March 31, 2012, TransUnion Corp Predecessor’s earnings from equity method investments were $3.1 million. Earnings from equity method investees have been included in other income. For the three months ended March 31, 2013, TransUnion Holding’s and TransUnion Corp Successor’s dividends received from equity method investments were $0.1 million. For the three months ended March 31, 2012, TransUnion Corp Predecessor’s dividends received from equity method investments were $0.3 million. These dividends reduce the carrying value of our equity method investments. We did not receive any dividends from cost method investments in either period presented.

Under SEC Regulation S-X, Rule 4-08(g), our investments in TransUnion de Mexico, S.A. and Credit Information Bureau (India) Ltd. are considered significant equity method investments for TransUnion Holding, but not for TransUnion Corp. The summarized financial information required by SEC Regulation S-X, Rule 1-02(bb)(2) consisted of the following:

(in millions)	Significant Equity Method Investments Three Months Ended March 31, 2013
Revenue	$21.2
Operating Income	$9.8
Income from continuing operations	$8.6
Net income	$8.6

7. Other Current Liabilities

TransUnion Holding

Other current liabilities consisted of the following:

(in millions)	TransUnion Holding March 31, 2013	TransUnion Holding December 31, 2012
Accrued payroll	$36.6	$64.2
Accrued interest	38.2	25.8
Deferred revenue	9.6	12.5
Accrued employee benefits	5.8	10.6
Accrued liabilities	5.6	5.6
Other	12.3	10.6

Total other current liabilities	$108.1	$129.3

Accrued payroll decreased $27.6 million from year end 2012 due primarily to the payment of accrued 2012 bonuses during the three months ended March 31, 2013. Accrued interest increased $12.4 million from year end 2012 due primarily to additional interest accrued on the outstanding notes.

TransUnion Corp

Other current liabilities consisted of the following:

(in millions)	TransUnion Corp Successor March 31, 2013	TransUnion Corp Successor December 31, 2012
Accrued payroll	$36.6	$64.2
Accrued interest	22.4	3.7
Deferred revenue	9.6	12.5
Accrued liabilities	5.6	5.6
Accrued employee benefits	5.8	10.6
Other	12.1	10.4

Total other current liabilities	$92.1	$107.0

Accrued payroll decreased $27.6 million from year end 2012 due primarily to the payment of accrued 2012 bonuses during the three months ended March 31, 2013. Accrued interest increased $18.7 million from year end 2012 due to additional interest accrued on the outstanding notes.

8. Other liabilities

TransUnion Holding

Other liabilities consisted of the following:

(in millions)	TransUnion Holding March 31, 2013	TransUnion Holding December 31, 2012
Deferred income taxes	$649.7	$657.5
Retirement benefits	10.2	10.0
Unrecognized tax benefits	5.0	4.9
Other	6.8	7.0

Total other liabilities	$671.7	$679.4

TransUnion Corp

Other liabilities consisted of the following:

(in millions)	TransUnion Corp Successor March 31, 2013	TransUnion Corp Successor December 31, 2012
Deferred income taxes	$639.0	$645.8
Retirement benefits	10.2	10.0
Unrecognized tax benefits	4.9	4.8
Other	6.7	6.8

Total other liabilities	$660.8	$667.4

9. Debt

Debt outstanding consisted of the following:

(in millions)	TransUnion Holding March 31, 2013	TransUnion Holding December 31, 2012	TransUnion Corp Successor March 31, 2013	TransUnion Corp Successor December 31, 2012
Senior secured term loan, payable in quarterly installments through February 10, 2019, including variable interest (4.25% at March 31, 2013) at LIBOR or alternate base rate, plus applicable margin	$921.0	$923.4	$921.0	$923.4
Senior secured revolving line of credit, due on February 10, 2017, variable interest (4.63% weighted average at March 31, 2013) at LIBOR or alternate base rate, plus applicable margin	—	—	—	—
11.375% notes—senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum, includes unamortized fair value adjustment at March 31, 2013 of $109.2	754.2	758.4	754.2	758.4
9.625% notes—senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum	600.0	600.0	—	—
8.125% notes—senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, includes original issuance discount at March 31, 2013 of $1.9	398.1	398.0	—	—
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	0.9	0.9	0.9	0.9
Capital lease obligations	0.2	0.2	0.2	0.2

Total debt	$2,674.4	$2,680.9	$1,676.3	$1,682.9
Less short-term debt and current maturities	(10.5)	(10.6)	(10.5)	(10.6)

Total long-term debt	$2,663.9	$2,670.3	$1,665.8	$1,672.3

Interest expense consisted of the following:

(in millions)	TransUnion Holding Three Months Ended March 31, 2013	TransUnion Holding From Inception Date Through March 31, 2012	TransUnion Corp Successor Three Months Ended March 31, 2013	TransUnion Corp Predecessor Three Months Ended March 31, 2012
Senior secured term loan	$11.7	$—	$11.7	$11.7
11.375% notes	14.2	—	14.2	18.8
9.625% notes:	15.5	1.5	—	—
8.125 % notes:	8.5	—	—	—
Other	(0.1)	—	(0.1)	0.2

Total interest	$49.8	$1.5	$25.8	$30.7

TransUnion Holding

9.625% Notes

In connection with the acquisition of TransUnion Corp, on March 21, 2012, TransUnion Holding issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (the “9.625% notes”) due June 15, 2018. Pursuant to a registration rights agreement, these notes were registered with the SEC. TransUnion Holding is required to pay interest on the 9.625% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.

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

8.125% Notes

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (the “8.125% notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. The 8.125% notes contain a registration rights agreement that will require us to exchange the notes for an equal amount of notes registered with the SEC. TransUnion Holding is required to pay interest on the 8.125% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.

The indenture governing the 8.125% notes and the nonfinancial covenants are substantially similar to those governing the 9.625% notes. We are in compliance with all covenants under the indenture.

TransUnion Corp

Senior Secured Credit Facility

The Company has entered into a senior secured credit facility with various lenders. This credit facility consists of a seven-year $950.0 million senior secured term loan and a $210.0 million senior secured revolving line of credit. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected. On February 5, 2013, the Company signed amendment No. 4 to its senior secured credit facility, which became effective March 1, 2013, and expensed $2.4 million of related loan fees. The amendment, among other things, lowered the floor on the term loan from 1.50% to 1.25%, lowered the margin on the term loan from 4.00% to 3.00%, extended the term loan maturity date one year to February 2019, delayed the first required excess cash payments until 2014, and relaxed certain covenant requirements.

With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investments in subsidiaries. The credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The credit facility restrictions and covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all of the covenants under the credit facility.

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at March 31, 2013 was $500 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of March 31, 2013, was a liability of $5.6 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of March 31, 2013, of $3.5 million was included in accumulated other comprehensive income (loss). For the three months ended March 31, 2013, there was no ineffectiveness recorded in the statement of income. The cash flows on the hedge instrument begin on June 28, 2013, and we do not currently expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

11.375% Notes

In connection with the acquisition of 51.0% of the common stock of TransUnion Corp. by MDCPVI TU Holdings, LLC, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million of senior 11.375% notes due June 15, 2018 (the “11.375% notes”). The 11.375% Notes are guaranteed by TransUnion Corp. and certain wholly owned domestic subsidiaries of Trans Union LLC. Pursuant to a registration rights agreement, these notes have been registered with the SEC. As a result of the 2012 Change in Control Transaction, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the 11.375% notes. The indenture governing the 11.375% notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The covenants exclude the impact of the purchase accounting fair value adjustment and the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all covenants under the indenture.

Fair Value of Debt

The estimated fair values of our 9.625%, 8.125% and 11.375% notes as of March 31, 2013, were $654.0 million, $426.5 million and $743.4 million, respectively, compared to book values of $600.0 million, $398.1 million and $754.2 million, respectively. The fair value of these fixed-rate notes, as determined under Level 2 of the fair-value hierarchy, is measured using quoted market prices. The book value of our variable-rate debt approximates its fair value. The estimated fair value of our debt may not represent the actual settlement value due to redemption premiums and prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturity.

10. Income Taxes

On January 2, 2013, the look-through rule under subpart F of the U.S. Internal Revenue Code was retroactively reinstated to January 1, 2012. Consequently, in the first quarter of 2013, we reversed the tax expense we recorded for Subpart F in 2012 due to the expiration of the look-through rule, resulting in a $4.6 million deferred tax benefit. We also recorded a $5.5 million deferred tax expense under ASC 740-30 for the effect that retroactively reinstating the look-through rule had on our deferred tax liability for pre-acquisition unremitted earnings accumulated as of April 30, 2012. The subpart F provisions require U.S. corporate shareholders to recognize current U.S. taxable income from passive income at certain foreign subsidiaries, such as dividends earned, regardless of whether that income is further remitted to the U.S. The look-through rule had provided an exception to this recognition for subsidiary passive income attributable to an active business. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur under subpart F if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S.

TransUnion Holding

For the three months ended March 31, 2013, we reported a loss before income taxes and an effective tax rate benefit of 15.3%. The effective tax rate was lower than the 35% U.S. federal statutory rate due primarily to the $5.5 million increase to deferred tax expense under ASC 740-30 as discussed above and a $1.2 million increase to deferred tax expense from the update of our deferred state income tax rate, partially offset by a $0.8 million favorable tax rate differential on foreign earnings and the $4.6 million favorable impact of the reinstatement of the look-through rule as discussed above.

From the date of inception through March 31, 2012, we reported a loss from continuing operations before income taxes and an effective tax rate benefit of 0% due to the impact of a full valuation allowance on all deferred tax assets recorded at that time.

The total amount of unrecognized tax benefits as of March 31, 2013, and December 31, 2012, was $4.9 million as of each date. The amount of unrecognized tax benefit that would affect the effective tax rate, if recognized, was also $4.9 million as of each date. The accrued interest payable for taxes as of March 31, 2013, and December 31, 2012, was $0.5 million as of each date. There was no significant liability for tax penalties as of March 31, 2013, or December 31, 2012. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

TransUnion Corp.

The effective tax rate of 37.5% for the three months ended March 31, 2013, was higher than the 35% U.S. federal statutory rate due primarily to the increase to deferred tax expense under ASC 740-30 as discussed above and an increase in our deferred state income tax rate, partially offset by the favorable tax rate differential on foreign earnings and favorable impact of the reinstatement of the look-through rule.

The effective tax rate of 62.7% for the three months ended March 31, 2012, was higher than the 35% U.S. federal statutory rate due primarily to a change in the Company’s cash repatriation plans, the expiration of the look-through rule and the application of ASC 740-30 to the unremitted earnings of our foreign subsidiaries.

The total amount of unrecognized tax benefits as of March 31, 2013, and December 31, 2012, was $4.8 million as of each date. The amount of unrecognized tax benefit that would affect the effective tax rate, if recognized, was also $4.8 million as of each date. The accrued interest payable for taxes as of March 31, 2013, and December 31, 2012, was $0.5 million as of each date. There was no significant liability for tax penalties as of March 31, 2013, or December 31, 2012. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

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

International

The International segment provides services similar to our USIS segment to business customers outside the United States and automotive information and commercial data services to customers in select geographies. Depending on the maturity of the credit economy in each location, services may include credit reports, analytical and decision services, and risk management services. These services are offered to customers in a number of industries, including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment, such as credit reports, credit scores and credit monitoring services. The two market groups in the International segment are developed markets, which includes Canada, Hong Kong and Puerto Rico, and emerging markets, which includes South Africa, Mexico, Brazil, the Dominican Republic, India and other emerging markets.

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

Selected financial information consisted of the following:

	TransUnion Corp Successor March 31, 2013		TransUnion Corp Predecessor March 31, 2012
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$183.7	$43.1	$180.7	$55.6
International	55.7	2.4	56.6	14.8
Interactive	51.1	15.4	43.3	9.9
Corporate	—	(16.4)	—	(14.7)

Total	$290.5	$44.5	$280.6	$65.6

On a stand-alone, non-consolidated basis, TransUnion Holding incurred $0.3 million of Corporate expenses for the three months ended March 31, 2013.

A reconciliation of operating income to income from operations before income taxes for the periods ended as presented was as follows:

	TransUnion Holding		TransUnion Corp
(in millions)	March 31, 2013	March 31, 2012	Successor March 31, 2013	Predecessor March 31, 2012
Operating income from segments	$44.2	$—	$44.5	$65.6
Other income and expense, net	(50.1)	(8.5)	(26.1)	(33.2)

Income (loss) from operations before income taxes	$(5.9)	$(8.5)	$18.4	$32.4

Other income and expense, net, included earnings from equity method investments for the periods presented was as follows:

(in millions)	TransUnion Corp Successor March 31, 2013	TransUnion Corp Predecessor March 31, 2012
U.S. Information Services	$0.5	$0.3
International	2.7	2.8
Interactive	—	—

Total	$3.2	$3.1

TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp.

12. Financial Statements of Guarantors

As discussed in Note 9, “Debt,” the obligations under the 11.375% notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However, they are guaranteed by TransUnion Corp and certain wholly owned domestic subsidiaries of Trans Union LLC. TransUnion Holding does not guarantee the 11.375% notes. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Balance Sheet—Successor

March 31, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Assets
Current assets:
Cash and cash equivalents	$44.1	$—	$—	$73.3	$—	$117.4
Trade accounts receivable, net	—	106.6	24.1	50.1	—	180.8
Due from (to) affiliates	(15.1)	(89.4)	66.3	56.2	(18.0)	—
Other current assets	21.8	48.7	(0.9)	6.9	—	76.5

Total current assets	50.8	65.9	89.5	186.5	(18.0)	374.7
Property, plant and equipment, net	—	91.1	7.9	17.3	—	116.3
Other marketable securities	—	10.8	—	—	—	10.8
Goodwill	—	1,145.6	136.2	527.2	—	1,809.0
Other intangibles, net	—	1,606.8	73.5	206.3	—	1,886.6
Other assets	1,609.9	1,065.2	2.4	45.7	(2,623.1)	100.1

Total assets	$1,660.7	$3,985.4	$309.5	$983.0	$(2,641.1)	$4,297.5

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$40.4	$27.8	$13.9	$—	$82.1
Current portion of long-term debt	—	9.5	—	19.0	(18.0)	10.5
Other current liabilities	6.2	61.8	5.0	19.1	—	92.1

Total current liabilities	6.2	111.7	32.8	52.0	(18.0)	184.7
Long-term debt	—	1,665.8	—	6.5	(6.5)	1,665.8
Other liabilities	(19.2)	589.5	2.1	88.4	—	660.8

Total liabilities	(13.0)	2,367.0	34.9	146.9	(24.5)	2,511.3

Redeemable noncontrolling interests	—	—	—	22.2	—	22.2
Total TransUnion Corp. stockholders’ equity	1,673.7	1,618.4	274.6	723.6	(2,616.6)	1,673.7
Noncontrolling interests	—	—	—	90.3	—	90.3

Total stockholders’ equity	1,673.7	1,618.4	274.6	813.9	(2,616.6)	1,764.0

Total liabilities and stockholders’ equity	$1,660.7	$3,985.4	$309.5	$983.0	$(2,641.1)	$4,297.5

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

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income—Successor

For the Three Months Ended March 31, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$175.9	$68.4	$61.9	$(15.7)	$290.5
Operating expenses
Cost of services	—	79.2	29.2	20.0	(10.7)	117.7
Selling, general and administrative	—	49.7	19.8	18.8	(5.3)	83.0
Depreciation and amortization	—	35.3	3.8	6.2	—	45.3

Total operating expenses	—	164.2	52.8	45.0	(16.0)	246.0
Operating income	—	11.7	15.6	16.9	0.3	44.5
Non-operating income and expense
Interest expense	—	(25.8)	—	(0.2)	0.2	(25.8)
Interest income	—	0.3	—	0.2	(0.2)	0.3
Other income and (expense), net	14.1	28.1	—	(0.5)	(42.3)	(0.6)

Total non-operating income and expense	14.1	2.6	—	(0.5)	(42.3)	(26.1)
Income (loss) from operations before income taxes	14.1	14.3	15.6	16.4	(42.0)	18.4
Provision for income taxes	(3.9)	(0.2)	(0.1)	(2.7)	—	(6.9)

Net income (loss)	10.2	14.1	15.5	13.7	(42.0)	11.5
Less: net income attributable to noncontrolling interests	—	—	—	(1.3)	—	(1.3)

Net income (loss) attributable to TransUnion Corp.	$10.2	$14.1	$15.5	$12.4	$(42.0)	$10.2

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income—Successor

For the Three Months Ended March 31, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$10.2	$14.1	$15.5	$13.7	$(42.0)	$11.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(16.5)	(16.5)	—	(17.4)	33.0	(17.4)
Net unrealized gain on hedges	0.2	0.2	—	—	(0.2)	0.2

Total other comprehensive income (loss), net of tax	(16.3)	(16.3)	—	(17.4)	32.8	(17.2)

Comprehensive income (loss)	(6.1)	(2.2)	15.5	(3.7)	(9.2)	(5.7)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)

Comprehensive income (loss) attributable to TransUnion Corp.	$(6.1)	$(2.2)	$15.5	$(4.1)	$(9.2)	$(6.1)

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Income—Predecessor

For the Three Months Ended March 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$173.7	$61.4	$62.2	$(16.7)	$280.6
Operating expenses
Cost of services	—	79.9	27.0	20.1	(12.0)	115.0
Selling, general and administrative	0.1	44.9	22.0	16.2	(5.1)	78.1
Depreciation and amortization	—	14.9	4.5	2.5	—	21.9

Total operating expenses	0.1	139.7	53.5	38.8	(17.1)	215.0
Operating income (loss)	(0.1)	34.0	7.9	23.4	0.4	65.6
Non-operating income and expense
Interest expense	(0.2)	(30.4)	—	(0.2)	0.1	(30.7)
Interest income	0.3	0.2	—	0.1	(0.2)	0.4
Other income and (expense), net	24.2	23.2	—	0.1	(50.4)	(2.9)

Total non-operating income and expense	24.3	(7.0)	—	—	(50.5)	(33.2)
Income (loss) from operations before income taxes	24.2	27.0	7.9	23.4	(50.1)	32.4
Provision for income taxes	(14.0)	(0.2)	—	(6.1)	—	(20.3)

Net income (loss)	10.2	26.8	7.9	17.3	(50.1)	12.1
Less: net income attributable to noncontrolling interests	—	—	—	(1.9)	—	(1.9)

Net income (loss) attributable to TransUnion Corp.	$10.2	$26.8	$7.9	$15.4	$(50.1)	$10.2

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Comprehensive Income—Predecessor

For the Three Months Ended March 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$10.2	$26.8	$7.9	$17.3	$(50.1)	$12.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	4.6	4.6	—	5.4	(9.2)	5.4

Total other comprehensive income (loss), net of tax	4.6	4.6	—	5.4	(9.2)	5.4
Comprehensive income (loss)	14.8	31.4	7.9	22.7	(59.3)	17.5
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.7)	—	(2.7)

Comprehensive income (loss) attributable to TransUnion Corp.	$14.8	$31.4	$7.9	$20.0	$(59.3)	$14.8

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows—Successor

For the Three Months Ended March 31, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash provided by (used in) operating activities	$(31.2)	$26.8	$0.9	$14.9	$—	$11.4
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(10.6)	(4.2)	(1.6)	—	(16.4)
Proceeds from sale of trading securities	—	2.1	—	—	—	2.1
Investments in trading securities	—	(1.2)	—	—	—	(1.2)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(30.3)	—	(30.3)
Proceeds from sale of other assets	—	0.9	3.3	—	—	4.2
Issuance of intercompany notes	—	(32.0)	—	—	32.0	—
Proceeds from repayment of intercompany notes	—	19.5	—	—	(19.5)	—
Other	—	—	—	0.9	—	0.9

Cash provided by (used in) investing activities	—	(21.3)	(0.9)	(31.0)	12.5	(40.7)
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	923.4	—	—	—	923.4
Extinguishment of senior secured credit facility	—	(923.4)	—	—	—	(923.4)
Repayments of debt	—	(2.4)	—	—	—	(2.4)
Deferred financing fees	—	(3.1)	—	—	—	(3.1)
Proceeds from intercompany notes	—	—	—	32.0	(32.0)	—
Repayment of intercompany notes	—	—	—	(19.5)	19.5	—
Other	—	—	—	(0.1)	—	(0.1)

Cash provided by (used in) financing activities	—	(5.5)	—	12.4	(12.5)	(5.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.0)	—	(2.0)

Net change in cash and cash equivalents	(31.2)	—	—	(5.7)	—	(36.9)
Cash and cash equivalents, beginning of period	75.3	—	—	79.0	—	154.3

Cash and cash equivalents, end of period	$44.1	$—	$—	$73.3	$—	$117.4

TRANSUNION CORP. AND SUBSIDIARIES

Unaudited Consolidating Statement of Cash Flows—Predecessor

For the Three Months Ended March 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$10.1	$(4.0)	$3.9	$11.6	$—	$21.6
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(13.5)	(3.0)	(0.8)	—	(17.3)
Proceeds from sale of trading securities	—	1.0	—	—	—	1.0
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Proceeds from repayment of intercompany notes	—	19.0	—	—	(19.0)	—
Acquisitions and purchases of minority interests, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Proceeds from sale of other assets	—	—	0.2	—	—	0.2
Other	—	—	(0.3)	0.9	—	0.6

Cash provided by (used in) investing activities	—	5.4	(3.1)	—	(19.0)	(16.7)
Cash flows from financing activities:
Repayments of debt	(0.2)	(2.4)	(0.9)	—	—	(3.5)
Repayment of intercompany notes	—	—	—	(19.0)	19.0	—
Distribution of merger consideration	(1.3)	—	—	—	—	(1.3)
Other	(0.7)	—	—	(0.1)	—	(0.8)

Cash provided by (used in) financing activities	(2.2)	(2.4)	(0.9)	(19.1)	19.0	(5.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net change in cash and cash equivalents	7.9	(1.0)	(0.1)	(6.5)	—	0.3
Cash and cash equivalents, beginning of period	34.6	1.0	0.1	72.1	—	107.8

Cash and cash equivalents, end of period	$42.5	$—	$—	$65.6	$—	$108.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of TransUnion Holding’s and TransUnion Corp’s financial condition and results of operations is provided on a combined basis as a supplement to, and should be read in conjunction with, TransUnion Holding’s and TransUnion Corp’s audited consolidated financial statements, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K for the year ended December 31, 2012, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Form 10-Q.

References in this discussion and analysis to the “Company,” “we,” “us,” and “our” refer to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp and its subsidiaries for periods prior to the formation of TransUnion Holding. When appropriate, TransUnion Holding and TransUnion Corp are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Where the information provided in this discussion and analysis is substantially the same for both Companies, such information has been combined. Where information is not substantially the same for both Companies, we have provided separate information. In addition, separate financial statements for each Company are included in Part I, Item 1, “Financial Statements.”

We operate TransUnion Holding and TransUnion Corp as one business, with one management team. Management believes combining this discussion and analysis provides the following benefits:

•	Enhances investors’ understanding of TransUnion Holding and TransUnion Corp by enabling investors to view the business as a whole, the same manner as management views and operates the business;

•	Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the Company’s disclosures apply to both TransUnion Holding and TransUnion Corp; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

Recent Developments

On February 5, 2013, the Company signed amendment No. 4 to its senior secured credit facility, which became effective March 1, 2013. The amendment, among other things, lowered the floor on the term loan from 1.50% to 1.25%, lowered the margin on the term loan from 4.00% to 3.00%, extended the term loan maturity date one year to February 2019, delayed the first required excess cash payments until 2014, and relaxed certain covenant requirements.

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

Factors Affecting Our Results of Operations

The following are certain key factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. During 2012 and the first three months of 2013, in the United States and other markets, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans and an increase in demand for our credit marketing services. These factors helped drive improved financial results in all of our segments in the first quarter of 2013 as compared to the first quarter of 2012. The economic and market improvements were tempered by continuing consumer uncertainty as concerns over both domestic fiscal policy and continuing high unemployment have pressured growth in our businesses. In addition, the continued strengthening of the US dollar has diminished the operating results reported by our International operations.

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

2012 Change in Control Transaction and Debt Transactions

In connection with the 2012 Change in Control Transaction, the Company recognized a significant increase in depreciation and amortization expense in the first quarter of 2013 compared to the first quarter of 2012 as a result of the step-up in basis to fair value of the assets and liabilities of the Company. In addition, the Company has incurred significantly more interest expense in the first quarter of 2013 compared to the first quarter of 2012 due to additional debt issued in connection with the 2012 Change in Control Transaction and additional debt issued to fund a dividend paid in the fourth quarter of 2012. See Part I, Item 1, Note 2 “2012 Change in Control Transaction,” Note 9, “Debt” and the operating expense discussion below for additional information.

Acquisitions and Partnerships

We selectively evaluate acquisitions and partnerships as a means of expanding our business and international footprint and entering into new markets.

•	On March 1, 2013, we acquired an 80% ownership interest in Data Solutions Serviços de Informática Ltda. (“ZipCode”). ZipCode provides registry information to companies in Brazil’s information management, financial services, marketing and telecommunications segments. The results of operations of ZipCode, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•	On May 29, 2012, we acquired an 85% ownership interest in Credit Reference Bureau (Holdings) Limited (CRB). CRB operates collections and credit bureau businesses and has locations in eight African countries, giving us a strategic presence into seven new African countries. The results of operations of CRB, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

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

We derive our Interactive segment revenue, which is primarily subscription based, from both direct and indirect channels.

Cost of Services

Costs of services include data acquisition and royalty fees, costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and occupancy costs associated with the facilities where these functions are performed.

Selling, General and Administrative

Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising expense and the occupancy and facilities expenses of these functions.

Non-Operating Income and Expense

Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments and other non-operating income and expenses.

Results of Operations

As a result of the 2012 Change in Control Transaction, TransUnion Corp’s historical financial statements are presented on a Successor and Predecessor basis. Periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp prior to the 2012 Change in Control Transaction (the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp after the 2012 Change in Control Transaction (the “Successor”).

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Periods after the 2012 Change in Control Transaction are not comparable to prior periods due primarily to the additional amortization of intangibles in the Successor period resulting from the fair value adjustments of the assets acquired and liabilities assumed. In addition, the Predecessor incurred significant stock-based compensation and acquisition costs related to the 2012 Change in Control Transaction.

We operate TransUnion Holding and TransUnion Corp as one business and to facilitate comparability with the prior years, we present below the TransUnion Holding consolidated results for the three months ended March 31, 2013, and compare this to the combination of TransUnion Holding stand-alone results from inception through March 31, 2012, and the TransUnion Corp Predecessor consolidated results for the three months ended March 31, 2012 (combined results for the three months ended March 31, 2012). We present the information in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, than a presentation of separate historical results for TransUnion Holding and TransUnion Corp Successor and Predecessor periods would provide. The following table sets forth our historical results of operations for the periods indicated below:

(in millions)	TransUnion Holding Three Months Ended March 31, 2013	TransUnion Holding Stand- Alone Inception through March 31, 2012	TransUnion Corp Predecessor Three Months Ended March 31, 2012	Combined Three Months Ended March 31, 2012	$ Change	% Change
Revenue	$290.5	$—	$280.6	$280.6	$9.9	3.5%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	117.7	—	115.0	115.0	2.7	2.3%
Selling, general and administrative	83.3	—	78.1	78.1	5.2	6.7%
Depreciation and amortization	45.3	—	21.9	21.9	23.4	106.8%

Total operating expenses	246.3	—	215.0	215.0	31.3	14.6%
Operating income	44.2	—	65.6	65.6	(21.4)	(32.6)%
Non-operating income and expense
Interest expense	(49.8)	(1.5)	(30.7)	(32.2)	(17.6)	(54.7)%
Interest income	0.3	—	0.4	0.4	(0.1)	(25.0)%
Other income and (expense), net	(0.6)	(7.0)	(2.9)	(9.9)	9.3	93.9%

Total non-operating income and expense	(50.1)	(8.5)	(33.2)	(41.7)	(8.4)	(20.1)%
Income (loss) from operations before income taxes	(5.9)	(8.5)	32.4	23.9	(29.8)	nm
(Provision) benefit for income taxes	0.9	—	(20.3)	(20.3)	21.2	104.4%

Net income (loss)	(5.0)	(8.5)	12.1	3.6	(8.6)	nm
Less: net income attributable to noncontrolling interests	(1.3)	—	(1.9)	(1.9)	0.6	31.6%

Net income (loss) attributable to the Company	$(6.3)	$(8.5)	$10.2	$1.7	$(8.0)	nm

nm:	not meaningful

The discussion below compares the TransUnion Holding consolidated results for the three months ended March 31, 2013, to the combination of TransUnion Holding stand-alone results from inception through March 31, 2012, and the TransUnion Corp Predecessor consolidated results for the three months ended March 31, 2012 (combined results for the three months ended March 31, 2012). Significant differences in the TransUnion Holding and TransUnion Corp results of operations have been highlighted where appropriate.

Key Performance Measures

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three months ended March 31, 2013 and 2012, these indicators were as follows:

	Three Months Ended March 31,
(dollars in millions)	2013 TransUnion Holding	2012 Combined	$ Change	% Change
Revenue	$290.5	$280.6	$9.9	3.5%
Reconciliation of operating income to Adjusted Operating Income:
Operating income	$44.2	$65.6	$(21.4)	(32.6)%
Adjustments	—	—	—	—

Adjusted Operating Income(1)	$44.2	$65.6	$(21.4)	(32.6)%

Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA:
Net income (loss) attributable to the Company	$(6.3)	$1.7	$(8.0)	nm
Net interest expense	49.5	31.8	17.7	55.7%
Income tax (benefit) provision	(0.9)	20.3	(21.2)	(104.4)%
Depreciation and amortization(2)	45.3	21.9	23.4	106.8%
Stock-based compensation	1.9	1.6	0.3	18.8%
Other (income) and expense(3)	3.8	13.0	(9.2)	(70.8)%
Adjustments	—	—	—	—

Adjusted EBITDA(1)	$93.3	$90.3	$3.0	3.3%

Other metrics:
Cash provided by operating activities	$13.5	$21.6	$(8.1)	(37.5)%
Capital expenditures	$16.4	$17.3	$(0.9)	(5.2)%

nm:	not meaningful

(1)

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

(2)

For the three months ended March 31, 2013, operating income included additional depreciation and amortization as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction.

(3)

Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the three months ended March 31, 2013, other income and expense included $1.6 million of acquisition-related expenses and a net $2.2 million of other expense. For the three months ended March 31, 2012, other income and expense included $13.0 million of acquisition-related expenses, primarily related to the 2012 Change in Control Transaction and the abandoned initial public offering process. Of the $13.0 million in acquisition-related expenses, $7.0 million was incurred by TransUnion Holding and $6.0 million was incurred by TransUnion Corp.

Revenue

Total revenue increased $9.9 million for the three months ended March 31, 2013, compared to the prior year. Excluding the impact of foreign currencies, revenue increased in all segments as a result of improving economic conditions and our recent acquisitions of CRB and Zipcode. Excluding the impact of foreign currencies and revenue from CRB and Zipcode, consolidated revenue grew 4.2% compared to the prior year. Revenue by segment for the three-month periods was as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	$ Change	% Change
U.S. Information Services:
Online Data Services	$127.1	$121.5	$5.6	4.6%
Credit Marketing Services	31.8	36.0	(4.2)	(11.7)%
Decision Services	24.8	23.2	1.6	6.9%

Total U.S. Information Services	$183.7	$180.7	$3.0	1.7%
International:
Developed Markets	$22.0	$22.4	$(0.4)	(1.8)%
Emerging Markets	33.7	34.2	(0.5)	(1.5)%

Total International	$55.7	$56.6	$(0.9)	(1.6)%
Interactive	$51.1	$43.3	$7.8	18.0%

Total revenue	$290.5	$280.6	$9.9	3.5%

U.S. Information Services Segment

USIS revenue increased $3.0 million for the three months ended March 31, 2013, compared to the prior year, with increases in Online Data Services and Decision Services partially offset by a decrease in Credit Marketing Services.

Online Data Services

Online Data Services revenue increased $5.6 million compared to the prior year, due to a 5.2% increase in online credit report unit volume, primarily in the financial services and resellers markets, as conditions in the consumer and housing credit markets continued to improve.

Credit Marketing Services

Credit Marketing Services revenue decreased $4.2 million compared to the prior year, due to the impact of a large batch job in the first quarter of 2012, partially offset by an increase in demand for custom data sets and archive information in the first quarter of 2013 as certain of our customers’ increased their credit marketing programs.

Decision Services

Decision Services revenue increased $1.6 million compared to the prior year, due primarily to an increase in demand in the financial services market.

International Segment

International revenue decreased $0.9 million, or 1.6%, for the three months ended March 31, 2013, compared to the prior year. A 6.4% decrease in revenue due to the impact of weakening foreign currencies was partially offset by higher local currency revenue from increased volumes in most regions. Excluding the impact of foreign currencies, revenue increased 5.1%. Revenue from our acquisitions of CRB and Zipcode accounted for a 2.8% increase in revenue.

Developed Markets

Developed markets revenue decreased $0.4 million, or 1.8%, compared to the prior year, due primarily to lower volumes and a weakening dollar in Canada.

Emerging Markets

Emerging markets revenue decreased $0.5 million, or 1.5%, compared to the prior year. A 10.2% decrease in revenue due to weakening foreign currencies, primarily the South African rand, was partially offset by increased volumes in all regions, including an increase of 4.7% from our acquisitions of CRB and ZipCode. Approximately 55% of the emerging markets revenue for the three months ended March 31, 2013, was from South Africa.

Interactive Segment

Interactive revenue increased $7.8 million for the three months ended March 31, 2013, compared to the prior year. This increase was due primarily to an increase in the average number of subscribers and volume in our indirect channel and an increase in our average revenue per subscriber in our direct channel.

Operating Expenses

Total operating expenses increased $31.3 million for the three months ended March 31, 2013, compared to the prior year. The increase was due primarily to additional depreciation and amortization resulting from the purchase accounting fair value adjustments to tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction, an increase in costs for investments in various strategic initiatives primarily in our USIS segment, an increase in labor costs in our USIS and International segments, and the inclusion of costs from our CRB and ZipCode operations in our International segment. These increases were partially offset by lower bad debt in our Interactive segment and the impact of weakening foreign currencies in our International segment. Operating expenses for the three-month periods were as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	$ Change	% Change
Cost of services	$117.7	$115.0	$2.7	2.3%
Selling, general and administrative	83.3	78.1	5.2	6.7%
Depreciation and amortization	45.3	21.9	23.4	106.8%

Total operating expenses	$246.3	$215.0	$31.3	14.6%

Cost of Services

Cost of services increased $2.7 million for the three months ended March 31, 2013, compared to the prior year. The increase was due to an increase in costs for investments in various strategic initiatives primarily in our USIS segment, and the cost of our CRB and Zipcode operations, partially offset by the impact of weakening foreign currencies in our International segment.

Selling, General and Administrative

Selling, general and administrative expenses increased $5.2 million for the three months ended March 31, 2013, compared to the prior year. The increase was due primarily to an increase in labor costs and outside services as we expanded and entered new markets in our USIS and International segments including CRB and Zipcode. These increases were partially offset by a decrease in bad debt expense in our Interactive segment, and the impact of weakening foreign currencies in our International segment.

Depreciation and Amortization

Depreciation and amortization increased $23.4 million for the three months ended March 31, 2013, due to additional depreciation and amortization resulting from the fair value basis adjustments to the tangible and intangible assets made in connection with the 2012 Change in Control Transaction. See Note 2, “2012 Change in Control Transaction,” for further information about the portion of the purchase price allocated to tangible and intangible assets and their estimated useful lives.

Operating Income and Operating Margins

	Three Months Ended March 31,
(dollars in millions)	2013	2012	$ Change	% Change
Operating Income(1)
U.S. Information Services	$43.1	$55.6	$(12.5)	(22.5)%
International	2.4	14.8	(12.4)	(83.8)%
Interactive	15.4	9.9	5.5	55.6%
Corporate	(16.7)	(14.7)	(2.0)	(13.6)%

Total operating income	$44.2	$65.6	$(21.4)	(32.6)%

Operating Margin
U.S. Information Services	23.5%	30.8%		(7.3)%
International	4.3%	26.1%		(21.8)%
Interactive	30.1%	22.9%		7.2%
Total operating margin	15.2%	23.4%		(8.2)%
Adjusted Operating Income(2)
U.S. Information Services	$43.1	$55.6	$(12.5)	(22.5)%
International	2.4	14.8	(12.4)	(83.8)%
Interactive	15.4	9.9	5.5	55.6%
Corporate	(16.7)	(14.7)	(2.0)	(13.6)%

Total Adjusted Operating Income	$44.2	$65.6	$(21.4)	(32.6)%

Adjusted Operating Income Margin
U.S. Information Services	23.5%	30.8%		(7.3)%
International	4.3%	26.1%		(21.8)%
Interactive	30.1%	22.9%		7.2%
Total Adjusted Operating Income margin	15.2%	23.4%		(8.2)%

(1)

For the three months ended March 31, 2013, operating income included additional depreciation and amortization as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction. The increase in depreciation and amortization, which is related primarily to the purchase accounting fair value adjustment, in the first quarter of 2013 compared to the first quarter of 2012 was as follows: USIS $14.4 million; International $7.5 million; Interactive $1.0 million; and Corporate $0.5 million.

(2)

See footnote 2 to Key Performance Measure for a discussion about Adjusted Operating Income, why we use it, its limitations, and the reconciliation to its most directly comparable GAAP measure, operating income.

Total operating income for the three months ended March 31, 2013, decreased $21.4 million compared to the prior year, resulting in a significant decrease in our operating margins during these periods. These decreases were due primarily to the increase in depreciation and amortization, the increase in costs for investments in various strategic initiatives, and the increase in labor costs from expansion, partially offset by the decrease in bad debt expense.

Margins for the USIS segment decreased due primarily to the increase in depreciation and amortization and the increase in investments in various strategic initiatives. Margins for the International segment decreased due primarily to the increase in depreciation, amortization and labor costs, including integration costs for our acquisitions of CRB and Zipcode, and the impact of weakening foreign currencies. Margins for the Interactive segment increased due to the increase in revenue and the decrease in bad debt expense, partially offset by an increase in depreciation and amortization.

Non-Operating Income and Expense

	Three Months Ended March 31,
(dollars in millions)	2013	2012	$ Change	% Change
Interest expense	$(49.8)	$(32.2)	$(17.6)	(54.7)%
Interest income	0.3	0.4	(0.1)	(25.0)%
Other income and expense, net:
Loan fees	(2.5)	(0.1)	(2.4)	nm
Acquisition fees	(1.6)	(13.0)	11.4	87.7%
Earnings from equity method investments	3.2	3.1	0.1	3.2%
Dividends from cost method investments	—	—	—	—
Other	0.3	0.1	0.2	nm

Total other income and expense, net	(0.6)	(9.9)	9.3	93.9%

Total non-operating income and expense	$(50.1)	$(41.7)	$(8.4)	20.1%

nm:	not meaningful

Interest expense increased $17.6 million for the three months ended March 31, 2013, compared to the prior year, due primarily to interest on the TransUnion Holding 9.625% notes and 8.125% notes, partially offset by lower interest on the TransUnion Corp senior secured term loan. Of the total interest expense for the three months ended March 31, 2013 and 2012, $24.0 million and $1.5 million, respectively, was interest on the TransUnion Holding notes. See Note 9, “Debt,” for additional information on our interest expense.

For the three months ended March 31, 2013, loan fees included $2.4 million of fees related to the modification of the TransUnion Corp senior secured term loan in March 2013. Loan fees also included the amortization of deferred financing fees allocated to debt and the payment of fees for the unused revolving line of credit. See Note 9, “Debt,” for additional information on the senior secured term loan modification.

Acquisition fees represent costs we incurred for acquisition-related efforts. For the three months ended March 31, 2012, acquisition fees were related primarily to the 2012 Change in Control Transaction and initial public offering expenses that were written off as we withdrew our registration statement due to the 2012 Change in Control Transaction. Of the 2012 acquisition fees, $7.0 million was incurred by TransUnion Holding and $6.0 million was incurred by TransUnion Corp.

Provision for Income Taxes

On January 2, 2013, the look-through rule under subpart F of the U.S. Internal Revenue Code was retroactively reinstated to January 1, 2012. Consequently, in the first quarter of 2013, we reversed the tax expense we recorded for Subpart F in 2012 due to the expiration of the look-through rule, resulting in a $4.6 million deferred tax benefit. We also recorded a $5.5 million deferred tax expense under ASC 740-30 for the effect that retroactively reinstating the look-through rule had on our deferred tax liability for pre-acquisition unremitted earnings accumulated as of April 30, 2012. The subpart F provisions require U.S. corporate shareholders to recognize current U.S. taxable income from passive income at certain foreign subsidiaries, such as dividends earned, regardless of whether that income is further remitted to the U.S. The look-through rule had provided an exception to this recognition for subsidiary passive income attributable to an active business. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur under subpart F if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S.

TransUnion Holding

For the three months ended March 31, 2013, we reported a loss before income taxes and an effective tax rate benefit of 15.3%. The effective tax rate was lower than the 35% U.S. federal statutory rate due primarily to the $5.5 million increase to deferred tax expense under ASC 740-30 as discussed above and a $1.2 million increase to deferred tax expense from the update of our deferred state income tax rate, partially offset by a $0.8 million favorable tax rate differential on foreign earnings and the $4.6 million favorable impact of the reinstatement of the look-through rule as discussed above.

From the date of inception through March 31, 2012, we reported a loss from continuing operations before income taxes and an effective tax rate benefit of 0% due to the impact of a full valuation allowance on all deferred tax assets recorded at that time.

TransUnion Corp.

The effective tax rate of 37.5% for the three months ended March 31, 2013, was higher than the 35% U.S. federal statutory rate due primarily to the increase to deferred tax expense under ASC 740-30 as discussed above and an increase in our deferred state income tax rate, partially offset by the favorable tax rate differential on foreign earnings and favorable impact of the reinstatement of the look-through rule.

The effective tax rate of 62.7% for the three months ended March 31, 2012, was higher than the 35% U.S. federal statutory rate due primarily to a change in the Company’s cash repatriation plans, the expiration of the look-through rule and the application of ASC 740-30 to the unremitted earnings of our foreign subsidiaries.

Significant Changes in Assets and Liabilities

There were no significant changes in assets or liabilities between March 31, 2013, and December 31, 2012.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and Trans Union LLC’s senior secured revolving credit facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. TransUnion Corp also pays cash dividends to TransUnion Holding to fund its debt service obligations. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving credit facility will be sufficient to finance our liquidity requirements for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.

Cash and cash equivalents totaled $117.4 million and $154.3 million at March 31, 2013, and December 31, 2012, respectively, of which $65.5 million and $72.2 million was held outside the United States. As of March 31, 2013, we had no outstanding borrowings under the senior secured revolving credit facility and could borrow up to the full $210.0 million borrowing capacity. Beginning in 2014, under the senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Note 9 “Debt,” for additional information.

Sources and Uses of Cash

(in millions)	TransUnion Holding Three Months Ended March 31, 2013	TransUnion Holding Stand- Alone Inception Through March 31, 2012	TransUnion Corp Predecessor Three Months Ended March 31, 2012	Combined Three Months Ended March 31, 2012	$ Change Three Month Period
Cash provided by operating activities	$13.5	$—	$21.6	$21.6	$(8.1)
Cash used in investing activities	(40.7)	—	(16.7)	(16.7)	(24.0)
Cash used in financing activities	(7.7)	—	(5.6)	(5.6)	(2.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	—	1.0	1.0	(3.0)

Net change in cash and cash equivalents	$(36.9)	$—	$0.3	$0.3	$(37.2)

Operating Activities

Cash provided by operating activities decreased $8.1 million, from $21.6 million for the three months ended March 31, 2012, to $13.5 million for the three months ended March 31, 2013. The decrease was due primarily to an increase in interest expense.

Investing Activities

Cash used in investing activities increased $24.0 million, from $16.7 million for the three months ended March 31, 2012, to $40.7 million for the three months ended March 31, 2013. The increase was due to acquisition activity, primarily our acquisition of ZipCode.

Financing Activities

Cash used in financing activities increased $2.1 million, from $5.6 million for the three months ended March 31, 2012, to $7.7 million for the three months ended March 31, 2013. The increase was due primarily to treasury stock purchases.

Capital Expenditures

Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risk. Expenditures are made primarily for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. Cash paid for capital expenditures decreased $0.9 million, from $17.3 million for the three months ended March 31, 2012, to $16.4 million for the three months ended March 31, 2013. We expect total capital expenditures for 2013 to be comparable to 2012 as a percent of revenue.

Debt

Effect of Certain Debt Covenants

TransUnion Corp’s senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.00-to-1. The covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. Although TransUnion Corp was not subject to the covenant at March 31, 2013, because it did not have borrowings outstanding on the senior secured revolving line of credit, the senior secured net leverage ratio for TransUnion Corp as of March 31, 2013, was 1.88 to 1. The senior secured net leverage ratio is the ratio of consolidated senior secured net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended March 31, 2013, totaled $427.7 million. Covenant EBITDA was higher than Adjusted EBITDA by $39.2 million for the trailing twelve-month period ended March 31, 2013, due to adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

Under the covenants of the instruments governing our senior debt, TransUnion Corp is restricted from making certain payments, including dividend payments to TransUnion Holding. As of March 31, 2013, and December 31, 2012, TransUnion Corp’s capacity to make these dividend distributions was restricted to approximately $150 million and $160 million, respectively.

Recent Accounting Pronouncements

See Note 1, “Significant Accounting and Reporting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.

Application of Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, “Significant Accounting and Reporting Policies” to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

From time to time, the Company has made and will make forward-looking statements. Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at the time such statements were made. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; changes in federal, state, local or foreign tax laws; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; fluctuations in exchange rates; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors and uncertainties described above and in Part II, Item 1A, “Risk Factors” below and in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Many of these factors are beyond our control.

The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. There have been no material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC, other than as described in the following paragraph.

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at March 31, 2013, was $500 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments including accrued interest as of March 31, 2013, was a liability of $5.6 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of March 31, 2013, of $3.5 million was included in accumulated other comprehensive income (loss). Through March 31, 2013, there were no gains or losses recognized related to hedge ineffectiveness. The cash flows on the hedge instrument begin on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is timely reported.

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

General

We continue to be involved in various legal proceedings resulting from our current or past business operations. Some of these proceedings seek business practice changes or large damage awards. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws or common law claims related to privacy, libel, slander or the unfair treatment of consumers. We believe that most of these claims are either without merit or we have valid defenses to the claims, and we intend to vigorously defend these matters or seek non-monetary or small monetary settlements, if possible. However, due to the uncertainties inherent in litigation, we cannot predict the outcome of each claim in each instance. On a regular basis, we establish reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability.

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

The following discussion describes material legal proceedings that arose, and any material developments in previously disclosed material legal proceedings that occurred, in the three months ended March 31, 2013, other than ordinary routine litigation incidental to our business. Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, for a full description of our other material pending legal proceedings.

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

A settlement of the Privacy Litigation and the Louisiana Action was approved by the Court on September 17, 2008 (the “Settlement”). The Louisiana Action has been dismissed. After numerous hearings on this matter, the Court, on February 22, 2013, issued a final order regarding the distributions from the Settlement fund that was created by the Company and terminated the proceedings. This final order was agreed to by all class counsel, except one. Objecting class counsel has sought a review of the final order and certain interlocutory orders in the US Court of Appeals. We believe the appellate court will let stand the final order effectively terminating this action.

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

In 2009, we also agreed with the other two defendants to settle the monetary claims associated with this matter for $17.0 million each ($51.0 million in total), which amount will be distributed from a settlement fund to pay the class counsel’s attorney fees, all administration and notice costs of the fund to the purported class, and a variable damage amount to consumers within the class based on the level of harm the consumer is able to confirm. Our share of this settlement was fully covered by insurance. Final approval of this monetary settlement by the Court occurred on July 15, 2011. The Court’s final approval of the monetary settlement was appealed by certain objecting plaintiffs to the US Court of Appeals.

On April 22, 2013, the US Court of Appeals issued its opinion, reversing the Court’s final approval and remanded the case back to that Court for further proceedings. The stated rationale of the US Court of Appeals was that there was an improper conflict of interest between the named class representatives and absent class members, and that there were ethical concerns regarding the plaintiffs’ class counsel that were not properly addressed. Once the matter is returned to the lower Court we will learn the next steps. Regardless of what occurs however, we believe we have not violated any law, have valid defenses and are willing to aggressively litigate this matter. We do not believe any final resolution of this matter will have a material adverse effect on our financial condition.

AG Investigation

In 2012 the Columbus Dispatch, a daily newspaper in Columbus, Ohio, published a series of four articles allegedly exposing improper or questionable practices by the three nationwide consumer reporting agencies (TransUnion, Equifax and Experian). As a result of these articles, the Attorney General of the State of Ohio commenced a multi-state attorney general investigation into certain practices of the nationwide consumer reporting industry. In addition, the Attorney General for the State of New York has commenced a separate investigation into the same matters being reviewed by the multi-state attorney general investigation. We are currently responding to documentary requests in connection with these investigations. We do not believe we have violated any law and intend to vigorously defend any claim that may result from these investigations.

Investec Claim

An arbitration proceeding to ascertain whether the Company’s subsidiary has any liability with respect to this claim was held during the first quarter of 2013. If the arbitrator determines that there is liability there will be another arbitration focused on the amount of damages later in 2013 or early 2014. Based on the evidence presented at the arbitration, the Company continues to believe that it has not done anything wrong with respect to the business relationship with Investec and has fully complied with its obligations under all written agreements between the parties.

ITEM 1A.	RISK FACTORS

The following discussion supplements the discussion of risk factors affecting the Company as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, and “Cautionary Statement Regarding Forward-Looking Statements” of this Form 10-Q. The discussion of risk factors, as so supplemented, sets forth the material risk factors that could affect the Company’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.

We provide periodic reports as “voluntary filers” pursuant to our contractual obligations in the indentures governing our senior notes, which contractual obligations may be amended without your consent.

TransUnion Holdings’s obligation to file periodic reports pursuant to Section 15(d) of the Exchange Act has been automatically suspended because TransUnion Holding’s 9.625% Notes were held by fewer than 300 persons on January 1, 2013. Similarly, TransUnion Corp’s obligation to file periodic reports pursuant to Section 15(d) of the Exchange Act has been automatically suspended because TransUnion Corp’s 11.375% Notes were held by fewer than 300 persons on January 1, 2012. Notwithstanding this automatic suspension of our reporting obligations pursuant to Section 15(d) of the Exchange Act, we intend to continue filing periodic reports with the SEC and to provide holders of our senior notes with copies of any filed reports as “voluntary filers” in compliance with the indentures governing our senior notes. We expect that such periodic reports filed by us as voluntary filers (including this Quarterly Report on Form 10-Q) will comply fully with all applicable rules and regulations of the SEC. However, we could eliminate the periodic reporting covenant in the indentures governing our senior notes with the consent of the holders of at least a majority of the notes, in which case we would no longer be obligated to file periodic reports with the SEC and may cease doing so.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

During the three months ended March 31, 2013, TransUnion Holding sold a total of 26,326 shares of its common stock to an executive officer of the Company at a price of $6.65 per share. TransUnion Holding also granted options to purchase 335,052 shares of its common stock to certain employees at an exercise price of $6.65 per share under the Company’s 2012 Management Equity Plan. The sale of shares and grants of the options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

There were no underwriters employed in connection with any of the transactions set forth above.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	$—	—	$—
February 1 to February 28	—	$—	—	$—
March 1 to March 31	297,955	$6.65	—	$—

Total	297,955	$6.65	—	$—

(1)

Represents shares of TransUnion Holding’s common stock that were repurchased from Siddharth N. (Bobby) Mehta pursuant to the Stock Repurchase Agreement dated as of December 31, 2012, entered into in connection with the voluntary termination of his employment with the Company as of December 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFEY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	Not applicable.

ITEM 6.	EXHIBITS

10.1	Amendment No. 4 to Credit Agreement, dated as of February 5, 2013, by and among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, each as lead arrangers, Deutsche Bank Trust Company Americas, as administrative agent, as collateral agent and as designated replacement term loan lender, and each of the other Lenders party thereto.

31.1a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1b	TransUnion Corp. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2a	TransUnion Holding Company, Inc. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2b	TransUnion Corp. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32b	TransUnion Corp. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Corp.

DATE: May 7, 2013	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: May 7, 2013	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Holding Company, Inc.

DATE: May 7, 2013	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: May 7, 2013	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Amendment No. 4 to Credit Agreement, dated as of February 5, 2013, by and among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, each as lead arrangers, Deutsche Bank Trust Company Americas, as administrative agent, as collateral agent and as designated replacement term loan lender, and each of the other Lenders party thereto.

31.1a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1b	TransUnion Corp. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2a	TransUnion Holding Company, Inc. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2b	TransUnion Corp. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32b	TransUnion Corp. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.