Form 10-K/A
period 2012-12-31
TRANSUNION CORP.
filed 2013-06-20
CIK 1513514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act (“Act”).    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. (Note: From the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-182948) on September 6, 2012, until December 31, 2012, the registrant was subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. On January 1, 2013, the registrant’s reporting obligations were automatically suspended pursuant to Section 15(d). As a voluntary filer the registrant field all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such short period that the registrant would have been required to file such reports) as if it were subject to such filing requirements).    ☒  YES    ☐  NO

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

As of June 30, 2012, there was no established public market for TransUnion Corp.’s common stock, par value $0.01 per share.

As of January 31, 2013, there were 100 shares of TransUnion Corp. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TransUnion Corp.

Form 10-K/A Amendment No. 1

Explanatory Note

This Amendment No. 1 to the annual report of TransUnion Corp. (the “Company”) on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original 10-K”), which was originally filed on February 25, 2013. The Company is filing this amendment to insert a conformed signature of our independent auditors on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements of the Company included in the Original 10-K, as required by Rule 2-02(a)(2) of Regulation S-X, which was inadvertantly omitted from the Original 10-K.

The Original 10-K was filed on a combined basis with TransUnion Holding Company, Inc. because we operate TransUnion Holding Company, Inc. and the Company as one business with identical management teams. TransUnion Holding Company, Inc. is also filing an Amendment No. 2 to the Original 10-K to (1) insert the date of inception with respect to TransUnion Holding Company, Inc. on its independent auditors Report of Independent Registered Public Accounting Firm, and to insert a conformed signature of our independent auditors on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements of TransUnion Holding Company, Inc. included in the Original 10-K, as required by Rule 2-02(a)(2) of Regulation S-X, and (2) amend Part IV, Item 15 of the Original 10-K and replace the separate audited financial statements for Trans Union De Mexico, S.A. and Credit Information Bureau (Limited) India that were previously filed with separate audited financial statements for Trans Union De Mexico, S.A. for the year ended December 31, 2012, and for Credit Information Bureau (India) Limited for the year ended March 31, 2013, in each case prepared in accordance with Rule 3-09 of Regulation S-X.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K except as noted above. This Amendment No. 1 should be read in conjunction with the Original 10-K and with other Company filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

TransUnion Holding Company, Inc.

We have audited the accompanying consolidated balance sheet of TransUnion Holding Company, Inc. and subsidiaries as of December 31, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period from the date of inception (February 15, 2012) through December 31, 2012. Our audit also included the financial statement schedules listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion Holding Company, Inc. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows from the date of inception (February 15, 2012) through December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion Corp. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for the period from May 1, 2012 through December 31, 2012 (Successor) and from January 1, 2012 through April 30, 2012 (Predecessor) and the consolidated financial position of TransUnion Corp. and subsidiaries at December 31, 2011 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

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

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor —Continued

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets—December 31, 2012 and 2011;

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule I—Condensed Financial Information of TransUnion Holding Company, Inc.

•	Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

(3)	Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 158 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 2013.

TransUnion Corp.

By:	/s/ Samuel A. Hamood
Samuel A. Hamood Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 20, 2013.

Signature	Title

/s/ James M. Peck	Director, President and Chief Executive Officer
James M. Peck

/s/ Samuel A. Hamood	Executive Vice President and Chief Financial Officer
Samuel A. Hamood

/s/ Gordon E. Schaechterle	Senior Vice President and Chief Accounting Officer
Gordon E. Schaechterle

/s/ Christopher Egan	Director
Christopher Egan

/s/ Leo F. Mullin	Director
Leo F. Mullin

/s/ Sumit Rajpal	Director
Sumit Rajpal

/s/ Steven M. Tadler	Director
Steven M. Tadler

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

2012 Form 10-K

EXHIBIT INDEXi

TransUnion Corp.

Exhibit No.	Exhibit Name

2.1	Agreement and Plan of Merger dated as of February 17, 2012 by and among TransUnion Holding Company, Inc. (formerly Spartan Parent Holdings Inc.), Spartan Acquisition Sub Inc., TransUnion Corp., MDCPVI TU Holdings, LLC (as stockholder representative), and certain limited Guarantors. (Incorporated by reference herein from the Annual Report on Form 10-K (Exhibit 2.1) filed by TransUnion Corp. for the year ended December 31, 2011).

2.2	First Amendment to Agreement and Plan of Merger entered into and effective as of April 29, 2012 made by and among TransUnion Holding Company, Inc. (formerly Spartan Parent Holdings Inc.), Spartan Acquisition Sub Inc., TransUnion Corp., MDCPVI TU Holdings, LLC (as stockholder representative), and certain limited Guarantors. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Corp. on April 30, 2012).

3.1**	Amended and Restated Certificate of Incorporation of TransUnion Corp. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 3.1) filed by TransUnion Corp. on April 30, 2012).

3.2**	Amended and Restated Bylaws of TransUnion Corp. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 3.2) filed by TransUnion Corp. on April 30, 2012).

3.3*	Amended and Restated Certificate of Incorporation of TransUnion Holding Company, Inc. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 3.1) filed by TransUnion Holding Company, Inc. on July 21, 2012).

3.4*	Bylaws of TransUnion Holding Company, Inc. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 3.2) filed by TransUnion Holding Company, Inc. on July 21, 2012).

4.1	Indenture dated as of June 15, 2010 among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11 3/8% Senior Notes due 2018. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.1) filed by TransUnion Corp. on March 1, 2011).

4.2	First Supplemental Indenture dated as of February 27, 2012, among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11 3/8% Senior Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 4.1) filed by TransUnion Corp. on February 28, 2012).

4.3	Form of 11 3/8% Senior Notes due 2018. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.2) filed by TransUnion Corp. on March 1, 2011).

4.4*	Indenture dated as of March 21, 2012 among TransUnion Holding Company, Inc. and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes Due 2018. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.1) filed by TransUnion Holding Company, Inc. on July 21, 2012).

4.5*	First Supplemental Indenture dated as of October 22, 2012, among TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Holding Company, Inc. on October 23, 2012).

Exhibit No.	Exhibit Name

4.6*	Form of TransUnion Holding Company, Inc. 9.625%/10.375% Senior PIK Toggle Notes Due 2018, Series B. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.2) filed by TransUnion Holding Company, Inc. on July 21, 2012).

4.7*	Indenture dated as of November 1, 2012 between TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the creation of an issue of $400,000,000 aggregate principal amount of 8.125%/8.875% Senior PIK Toggle Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 4.1) filed by TransUnion Holding Company, Inc. on November 6, 2012).

4.8*	Exchange and Registration Rights Agreement of TransUnion Holding Company, Inc. for the 8.125%/8.875% Senior PIK Toggle Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 4.2) filed by TransUnion Holding Company, Inc. on November 6, 2012).

10.1	Amended and Restated Credit Agreement dated as of February 10, 2011 among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Trust Company Americas, as Administrative and Collateral Agent, Deutsche Bank Trust Company Americas, as L/C Issuer and Swing Line Lender, the Other Lenders party thereto from time to time, Bank of America, N.A., as Syndication Agent, Credit Suisse Securities (USA) LLC and Suntrust Bank, as TL Documentation Agents, U.S. Bank National Association, as RC Documentation Agent, and The Governor and Company of the Bank of Ireland, as Senior Managing Agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner and Smith, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.1) filed by TransUnion Corp. on March 1, 2011).

10.2	Amendment No. 2 to Credit Agreement, dated as of February 27, 2012, by and among TransUnion Corp., Trans Union LLC, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each other Lender. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Corp. on March 2, 2012).

10.3	Amendment No. 3 to Credit Agreement, dated as of April 17, 2012, by and among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, each as lead arrangers, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each other Lender. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Corp. on April 20, 2012).

10.4*	TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012). (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.1) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.5	Major Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the Advent Investor, the GS Investors, and any other Person who becomes a party thereto. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.3) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.6	Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the members of the management or other key persons of TransUnion Holding Company, Inc. or of TransUnion Corp., that are signatories thereto, any other person who becomes a party thereto, and the GS Investors and the Advent Investor (for specific purposes). (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.4) filed by TransUnion Holding Company, Inc. on July 21, 2012).

Exhibit No.	Exhibit Name

10.7	Registration Rights Agreement dated as of April 30, 2012, by and among TransUnion Holding Company, Inc., the Advent Investors (as defined therein), the GS Investors (as defined therein), certain Key Individuals (as defined therein) and any other person who becomes a party thereto. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.5) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.8*	Form of Director Indemnification Agreement for directors of TransUnion Holding Company, Inc. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.6) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.9	Form of Severance and Restrictive Covenant Agreement with Executive Officers of the Registrants. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.5) filed by TransUnion Corp. on March 1, 2011).

10.10	Employment Agreement with Siddharth N. (Bobby) Mehta the President and Chief Executive Officer of the Registrants dated October 3, 2007. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.6) filed by TransUnion Corp. on March 1, 2011).

10.11	Amendment to Employment Agreement of Siddharth N. (Bobby) Mehta the President and Chief Executive Officer of the Registrants dated December 6, 2012. ***

10.12*	Consulting Agreement with Siddharth N. (Bobby) Mehta dated December 6, 2012. ***

10.13*	Amendment dated December 6, 2012 to the Stockholders’ Agreement of TransUnion Holding Company, Inc. made as of April 30, 2012 with Siddharth N. (Bobby) Mehta. ***

10.14*	Stock Repurchase Agreement dated December 6, 2012 between Siddharth N. (Bobby) Mehta and TransUnion Holding Company, Inc. ***

10.15	Employment Agreement with James M. Peck the President and Chief Executive Officer of the Registrants dated. ***

10.16	Letter Agreement between TransUnion Holding Company, Inc. and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of the Registrants dated December 6, 2012. ***

10.17	Consulting Agreement dated April 30, 2012 with Goldman Sachs & Co. and Advent International Corporation ***

14	TransUnion Code of Business Conduct dated September 2012.***

21	Subsidiaries of each Registrant. (Incorporated by reference herein from the Annual Report on Form 10-K (Exhibit 21) filed by TransUnion Corp. for the year ended December 31, 2011).

23.1*	Consent of Ernst & Young LLP, independent public accountants, to TransUnion Holding Company, Inc.

23.2**	Consent of Ernst & Young LLP, independent public accountants, to TransUnion Corp.

31.1(a)*	Certification of Principal Executive Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. ***

31.2(a)*	Certification of Principal Financial Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. ***

Exhibit No.	Exhibit Name

31.1(b)**	Certification of Principal Executive Officer for TransUnion Corp. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2(b)**	Certification of Principal Financial Officer for TransUnion Corp. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion Holding Company, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.***

32(b)**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.†

99.1*	Separate audited financial statements in accordance with Rule 3-09 of Regulation S-X for Trans Union De Mexico, S.A. for the year ended December 31, 2012

99.2*	Separate audited financial statements in accordance with Rule 3-09 of Regulation S-X for Credit Information Bureau (India) Limited for the year ended March 31, 2013

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

i	Unless specifically noted, each Exhibit described below shall be applicable to both Registrants.
*	Applicable only to TransUnion Holding Company, Inc.
**	Applicable only to TransUnion Corp.
***	Previously filed as an exhibit to the TransUnion Holding Company, Inc. and TransUnion Corp. combined Annual Report on Form 10-K for the year ended December 31, 2012.
†	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.