Form 10-Q
period 2013-09-30
TRANSUNION CORP.; TransUnion Holding Company, Inc.
filed 2013-11-13
CIK 1513514, 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file numbers:
TransUnion Holding Company, Inc. 333-182948
TransUnion Corp. 333-172549

TRANSUNION HOLDING COMPANY, INC.
TRANSUNION CORP.
(Exact name of registrant as specified in its charter)

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

TransUnion Holding Company, Inc.	Yes ☒ No ☐

TransUnion Corp.	Yes ☐ No ☒
(Note: TransUnion Corp.'s obligation to file periodic reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 resumed on September 26, 2013, the effective date of its Registration Statement on Form S-1 filed on September 18, 2013. TransUnion Corp. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant would have been required to file such reports) as a “voluntary filer” in compliance with the agreements governing its senior indebtedness.)
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
The number of shares of registrants’ common stock outstanding as of October 31, 2013:
TransUnion Holding Company, Inc. common stock outstanding: 109,894,313
TransUnion Corp. common stock outstanding: 100

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
We operate TransUnion Holding and TransUnion Corp as one business, with one management team. Management believes combining the Quarterly Reports on Form 10-Q of TransUnion Holding and TransUnion Corp provides the following benefits:

•	Enhances investors’ understanding of TransUnion Holding and TransUnion Corp by enabling investors to view the business as a whole, the same manner as management views and operates the business;

•	Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the disclosures apply to both TransUnion Holding and TransUnion Corp; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp on April 30, 2012. Substantially all of TransUnion Corp’s net assets are owned by TransUnion Holding and substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp.

TRANSUNION HOLDING COMPANY, INC. AND TRANSUNION CORP.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	September 30, 2013	December 31, 2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$117.5	$154.3
Trade accounts receivable, net of allowance of $0.9 and $1.7	183.7	163.6
Other current assets	63.9	82.7
Total current assets	365.1	400.6
Property, plant and equipment, net of accumulated depreciation and amortization of $59.0 and $26.4	125.2	121.2
Other marketable securities	11.6	11.4
Goodwill	1,855.4	1,804.2
Other intangibles, net of accumulated amortization of $190.6 and $86.6	1,882.2	1,911.6
Other assets	135.5	129.8
Total assets	$4,375.0	$4,378.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$82.3	$78.4
Short-term debt and current portion of long-term debt	76.1	10.6
Other current liabilities	130.7	129.3
Total current liabilities	289.1	218.3
Long-term debt	2,650.5	2,670.3
Other liabilities	678.1	679.4
Total liabilities	3,617.7	3,568.0
Redeemable noncontrolling interests	18.5	14.7
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at September 30, 2013, 110.3 million and 110.2 million shares issued at September 30, 2013 and December 31, 2012, respectively, and 109.9 million shares and 110.1 million shares outstanding as of September 30, 2013 and December 31, 2012, respectively	1.1	1.1
Additional paid-in capital	1,116.0	1,109.4
Treasury stock at cost; 0.5 million shares at September 30, 2013 and 0.1 million shares at December 31, 2012	(3.7)	(0.7)
Accumulated deficit	(400.1)	(382.6)
Accumulated other comprehensive loss	(64.4)	(24.4)
Total TransUnion Holding Company, Inc. stockholders’ equity	648.9	702.8
Noncontrolling interests	89.9	93.3
Total stockholders’ equity	738.8	796.1
Total liabilities and stockholders’ equity	$4,375.0	$4,378.8
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,	From the Date of Inception Through September 30,
	2013	2012	2013	2012
Revenue	$299.5	$291.7	$890.8	$482.6
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	115.9	111.5	354.9	186.2
Selling, general and administrative	86.3	75.8	264.5	126.5
Depreciation and amortization	48.0	43.1	138.5	72.1
Total operating expenses	250.2	230.4	757.9	384.8
Operating income	49.3	61.3	132.9	97.8
Non-operating income and expense
Interest expense	(49.0)	(42.6)	(148.1)	(77.4)
Interest income	0.8	0.6	1.3	0.7
Other income and (expense), net	1.4	(0.6)	2.5	(15.4)
Total non-operating income and expense	(46.8)	(42.6)	(144.3)	(92.1)
Income (loss) before income taxes	2.5	18.7	(11.4)	5.7
Provision for income taxes	(3.9)	(5.2)	(1.1)	(3.0)
Net income (loss)	(1.4)	13.5	(12.5)	2.7
Less: net income attributable to the noncontrolling interests	(2.0)	(2.2)	(5.0)	(3.3)
Net income (loss) attributable to TransUnion Holding Company Inc.	$(3.4)	$11.3	$(17.5)	$(0.6)
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,	From the Date of Inception Through September 30,

	2013	2012	2013	2012
Net income (loss)	$(1.4)	$13.5	$(12.5)	$2.7
Other comprehensive income (loss)
Foreign currency translation adjustment	(2.4)	(1.2)	(46.1)	(7.6)
Net unrealized gain (loss) on hedges (net of tax at 36%)	(0.5)	(1.4)	2.6	(3.4)
Total other comprehensive loss, net of tax	(2.9)	(2.6)	(43.5)	(11.0)
Comprehensive income (loss)	(4.3)	10.9	(56.0)	(8.3)
Less: comprehensive income attributable to noncontrolling interests	(1.8)	(2.3)	(1.5)	(2.6)
Comprehensive income (loss) attributable to TransUnion Holding Company, Inc.	$(6.1)	$8.6	$(57.5)	$(10.9)
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30, 2013	From the Date of Inception Through September 30, 2012
Cash flows from operating activities:
Net income (loss)	$(12.5)	$2.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	138.5	72.1
Deferred financing fees	6.7	1.0
Stock-based compensation	4.8	1.2
Provision for losses on trade accounts receivable	0.7	(2.2)
Equity in net income of affiliates, net of dividends	(0.9)	3.0
Deferred taxes	(12.1)	(5.1)
Amortization of senior notes purchase accounting fair value adjustment and note discount	(12.7)	(6.6)
Gain on sale of other assets	(1.2)	—
Other	(0.4)	2.7
Changes in assets and liabilities:
Trade accounts receivable	(14.7)	(14.2)
Other current and long-term assets	3.2	(76.0)
Trade accounts payable	(1.4)	(3.8)
Other current and long-term liabilities	13.1	7.3
Cash provided by (used in) operating activities	111.1	(17.9)
Cash flows from investing activities:
Capital expenditures for property and equipment	(54.1)	(26.2)
Proceeds from sale of trading securities	2.2	—
Investments in trading securities	(1.7)	(0.3)
Acquisition of TransUnion Corp., net of cash acquired	—	(1,485.9)
Other acquisitions and purchases of noncontrolling interests, net of cash acquired	(135.8)	(10.5)
Proceeds from sale of other assets	4.2	—
Acquisition related deposits	(9.0)	—
Other	1.7	(1.5)
Cash used in investing activities	(192.5)	(1,524.4)
Cash flows from financing activities:
Proceeds from 9.625% notes	—	600.0
Proceeds from senior secured credit facility	923.4	—
Extinguishment of senior secured credit facility	(923.4)	—
Proceeds from senior secured revolving line of credit	65.0	—
Repayments of debt	(8.7)	(4.8)
Proceeds from capital lease	2.0	—
Proceeds from issuance of common stock	1.5	1,094.5
Debt financing fees	(4.1)	(16.8)
Treasury stock purchases	(3.0)	(0.7)
Distributions to noncontrolling interests	(2.8)	(2.1)
Other	—	—
Cash provided by financing activities	49.9	1,670.1
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(0.6)
Net change in cash and cash equivalents	(36.8)	127.2
Cash and cash equivalents, beginning of period	154.3	—
Cash and cash equivalents, end of period	$117.5	$127.2
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comp Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
	Shares	Amount
Balance December 31, 2012	110.1	$1.1	$1,109.4	$(0.7)	$(382.6)	$(24.4)	$93.3	$796.1	$14.7
Net income (loss)	—	—	—	—	(17.5)		4.8	(12.7)	0.2
Other comprehensive loss	—	—	—	—	—	(40.0)	(1.7)	(41.7)	(1.8)
Acquisition of Brazil subsidiary	—	—	—	—	—	—	—	—	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)	(0.2)
Purchase of noncontrolling interests	—	—	0.3	—	—	—	—	0.3	(2.0)
Stock-based compensation		—	4.8	—	—	—	—	4.8	—
Issuance of stock	0.1	—	1.2	—	—	—	—	1.2	—
Exercise of stock options	0.1	—	0.3	—	—	—	—	0.3	—
Treasury stock purchased	(0.4)	—	—	(3.0)	—	—	—	(3.0)	—
Purchase accounting adjustments related to acquisition of TransUnion Corp. subsidiaries	—	—	—	—	—	—	(3.3)	(3.3)	—
Disposal of noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)	—
Balance September 30, 2013	109.9	$1.1	$1,116.0	$(3.7)	$(400.1)	$(64.4)	$89.9	$738.8	$18.5
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share and per share data)

	Successor	Successor
	September 30, 2013	December 31, 2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$117.5	$154.3
Trade accounts receivable, net of allowance of $0.9 and $1.7	183.7	163.6
Other current assets	36.1	58.7
Total current assets	337.3	376.6
Property, plant and equipment, net of accumulated depreciation and amortization of $59.0 and $26.4	125.2	121.2
Other marketable securities	11.6	11.4
Goodwill	1,855.4	1,804.2
Other intangibles, net of accumulated amortization of $190.6 and $86.6	1,882.2	1,911.6
Other assets	105.8	95.7
Total assets	$4,317.5	$4,320.7
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$82.0	$77.5
Short-term debt and current portion of long-term debt	76.1	10.6
Other current liabilities	128.6	107.0
Total current liabilities	286.7	195.1
Long-term debt	1,652.3	1,672.3
Other liabilities	667.3	667.4
Total liabilities	2,606.3	2,534.8
Redeemable noncontrolling interests	18.5	14.7
Stockholders’ equity:
Common stock, $0.01 par value; one thousand shares authorized, one hundred shares issued at September 30, 2013, and December 31, 2012; one hundred shares outstanding as of September 30, 2013, and December 31, 2012	—	—
Additional paid-in capital	1,692.3	1,687.2
Treasury stock at cost; 0 shares at September 30, 2013, and December 31, 2012	—	—
Retained earnings (accumulated deficit)	(25.1)	15.1
Accumulated other comprehensive loss	(64.4)	(24.4)
Total TransUnion Corp. stockholders’ equity	1,602.8	1,677.9
Noncontrolling interests	89.9	93.3
Total stockholders’ equity	1,692.7	1,771.2
Total liabilities and stockholders’ equity	$4,317.5	$4,320.7
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions)

	TransUnion Corp Successor				TransUnion Corp Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Five Months Ended September 30, 2012	Four Months Ended April 30, 2012
Revenue	$299.5	$291.7	$890.8	$482.6	$373.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	115.9	111.5	354.9	186.2	172.0
Selling, general and administrative	85.9	75.5	263.4	125.8	172.0
Depreciation and amortization	48.0	43.1	138.5	72.1	29.2
Total operating expenses	249.8	230.1	756.8	384.1	373.2
Operating income (loss)	49.7	61.6	134.0	98.5	(0.2)
Non-operating income and expense
Interest expense	(24.9)	(27.6)	(75.9)	(46.0)	(40.5)
Interest income	0.8	0.6	1.3	0.7	0.6
Other income and (expense), net	1.6	(0.6)	2.5	(0.2)	(23.8)
Total non-operating income and expense	(22.5)	(27.6)	(72.1)	(45.5)	(63.7)
Income (loss) before income taxes	27.2	34.0	61.9	53.0	(63.9)
(Provision) benefit for income taxes	(7.7)	(11.0)	(19.1)	(19.3)	11.5
Net income (loss)	19.5	23.0	42.8	33.7	(52.4)
Less: net income attributable to noncontrolling interests	(2.0)	(2.2)	(5.0)	(3.3)	(2.5)
Net income (loss) attributable to TransUnion Corp.	$17.5	$20.8	$37.8	$30.4	$(54.9)
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	TransUnion Corp Successor				TransUnion Corp Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Five Months Ended September 30, 2012	Four Months Ended April 30, 2012
Net income (loss)	$19.5	$23.0	$42.8	$33.7	$(52.4)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2.4)	(1.2)	(46.1)	(7.6)	2.5
Net unrealized gain (loss) on hedges (net of tax at 36%)	(0.5)	(1.4)	2.6	(3.4)	—
Total other comprehensive income (loss), net of tax	(2.9)	(2.6)	(43.5)	(11.0)	2.5
Comprehensive income (loss)	16.6	20.4	(0.7)	22.7	(49.9)
Less: comprehensive income attributable to noncontrolling interests	(1.8)	(2.3)	(1.5)	(2.6)	(2.8)
Comprehensive income (loss) attributable to TransUnion Corp.	$14.8	$18.1	$(2.2)	$20.1	$(52.7)
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Five Months Ended September 30, 2012	Four Months Ended April 30, 2012
Cash flows from operating activities:
Net income (loss)	$42.8	$33.7	$(52.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in control transaction fees	—	0.3	20.9
Depreciation and amortization	138.5	72.1	29.2
Deferred financing fees	2.5	—	3.9
Stock-based compensation	4.8	0.8	2.0
Provision (reduction) for losses on trade accounts receivable	0.7	(2.2)	3.1
Equity in net income of affiliates, net of dividends	(0.9)	3.0	(3.7)
Deferred taxes	(6.6)	10.5	(18.3)
Amortization of senior notes purchase accounting fair value adjustment	(12.9)	(6.6)	—
Loss (gain) on sale of other assets	(1.2)	—	0.1
Other	(0.4)	2.7	(0.7)
Changes in assets and liabilities:
Trade accounts receivable	(14.7)	(14.2)	(24.7)
Other current and long-term assets	0.8	4.1	1.5
Trade accounts payable	(1.3)	(4.0)	1.6
Other current and long-term liabilities	34.6	(23.1)	89.9
Cash provided by operating activities	186.7	77.1	52.4
Cash flows from investing activities:
Capital expenditures for property and equipment	(54.1)	(26.2)	(20.4)
Proceeds from sale of trading securities	2.2	—	1.1
Investments in trading securities	(1.7)	(0.3)	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(135.8)	(10.5)	(0.1)
Proceeds from sale of other assets	4.2	—	0.2
Acquisition related deposits	(9.0)	—	—
Other	1.7	(1.5)	0.7
Cash used in investing activities	(192.5)	(38.5)	(19.6)
Cash flows from financing activities:
Proceeds from senior secured credit facility	923.4	—	—
Extinguishment of senior secured credit facility	(923.4)	—	—
Proceeds from senior secured revolving line of credit	65.0	—	—
Repayments of debt	(8.7)	(4.8)	(14.6)
Proceeds from capital lease	2.0	—	—
Debt financing fees	(3.2)	—	(6.1)
Distribution of merger consideration	—	—	(1.3)
Change in control transaction fees	—	(0.3)	(20.9)
Distributions to noncontrolling interests	(2.8)	(2.1)	(0.4)
Dividends to TransUnion Holding	(78.0)	—	—
Other	—	—	(1.7)
Cash used in financing activities	(25.7)	(7.2)	(45.0)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(0.6)	0.8
Net change in cash and cash equivalents	(36.8)	30.8	(11.4)
Cash and cash equivalents, beginning of period	154.3	96.4	107.8
Cash and cash equivalents, end of period	$117.5	$127.2	$96.4
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
	Shares	Amount
Successor balance December 31, 2012	—	$—	$1,687.2	$—	$15.1	$(24.4)	$93.3	$1,771.2	$14.7
Net income (loss)	—	—	—	—	37.8	—	4.8	42.6	0.2
Other comprehensive income (loss)	—	—	—	—	—	(40.0)	(1.7)	(41.7)	(1.8)
Acquisition of Brazil subsidiary	—	—	—	—	—	—	—	—	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)	(0.2)
Stock-based compensation	—	—	4.8	—	—	—	—	4.8	—
Purchase of noncontrolling interests	—	—	0.3	—	—	—	—	0.3	(2.0)
Dividends to TransUnion Holding	—	—	—	—	(78.0)	—	—	(78.0)	—
Purchase accounting adjustments related to acquisition of TransUnion Corp. subsidiaries	—	—	—	—	—	—	(3.3)	(3.3)	—
Disposal of noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)	—
Balance, September 30, 2013	—	$—	$1,692.3	$—	$(25.1)	$(64.4)	$89.9	$1,692.7	$18.5
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
The accompanying unaudited consolidated financial statements of TransUnion Holding and TransUnion Corp have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results of TransUnion Holding and TransUnion Corp for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of TransUnion Holding and TransUnion Corp as of and for the period ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2013.
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
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-2 (“ASU 2013-2”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-2 does not change the current requirements for reporting net income or other comprehensive income, however it increases disclosure requirements for amounts that are reclassified out of accumulated other comprehensive income into net income. ASU 2013-2 is effective for annual and interim periods beginning after December 15, 2012. This guidance was adopted by the Company effective January 1, 2013, and did not have a significant impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
On July 18, 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The objective of ASU 2013-11 is to eliminate the diversity in practice of how companies present unrecognized tax benefits under these circumstances. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the requirements of ASU 2013-11 to have a significant impact on the Company's consolidated financial statements.
2. 2012 Change in Control Transaction
On April 30, 2012, pursuant to the Merger Agreement, TransUnion Corp was acquired by affiliates of Advent and GSC for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Corp became a wholly-owned subsidiary of TransUnion Holding. In connection with the acquisition, all existing stockholders of TransUnion Corp received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. To partially fund the acquisition, TransUnion Holding issued $600.0 million aggregate principal amount of the 9.625% notes. At that time, TransUnion Holding was owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSC and 1% by members of management.
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
Identifiable Intangible Assets
The fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Database and credit files	$765.0	15 years
Technology and software	364.6	7 years
Trade names and trademarks	546.1	40 years
Customer relationships	308.0	20 years
Other	2.7	5 years
Total identifiable intangible assets	$1,986.4
The weighted-average useful life of identifiable intangible assets is approximately 21.2 years.
3. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2013:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$11.6	$11.6	$—	$—
Interest rate swaps	(1.8)	—	(1.8)	—
Total financial instruments at fair value	$9.8	$11.6	$(1.8)	$—
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
On September 4, 2013, we acquired a 100% ownership interest in e-Scan Data Systems, Inc. (“eScan”), a healthcare service business. In connection with this acquisition, the company issued a contingent obligation to the sellers that is a Level 3 instrument. The obligation has a maximum payout of $17.0 million, contingent upon eScan meeting certain performance criteria in future years. The fair value of this obligation has not yet been determined, but we expect to complete the valuation by the end of 2013. The contingent obligation will be reported as a Level 3 instrument due to the lack of an observable market.

4. Other Current Assets
TransUnion Holding
Other current assets consisted of the following:

	TransUnion Holding
(in millions)	September 30, 2013	December 31, 2012
Deferred income tax assets	$26.2	$36.3
Prepaid expenses	24.7	33.8
Deferred financing fees	6.4	5.7
Income taxes receivable	3.6	4.7
Other	3.0	2.2
Total other current assets	$63.9	$82.7
TransUnion Corp
Other current assets consisted of the following:

	TransUnion Corp Successor
(in millions)	September 30, 2013	December 31, 2012
Prepaid expenses	$24.7	$33.8
Deferred financing fees	0.2	—
Deferred income tax assets	4.7	18.9
Income taxes receivable	—	3.8
Receivable from TransUnion Holding	3.6	—
Other	2.9	2.2
Total other current assets	$36.1	$58.7
The receivable from TransUnion Holding represents amounts advanced by TransUnion Corp to TransUnion Holding. This amount eliminates on the TransUnion Holding consolidated balance sheet but does not eliminate on the TransUnion Corp consolidated balance sheet.
5. Other Assets
TransUnion Holding
Other assets consisted of the following:

	TransUnion Holding
(in millions)	September 30, 2013	December 31, 2012
Investments in affiliated companies	$89.7	$88.6
Deferred financing fees	30.2	34.0
Deposits	14.8	6.3
Other	0.8	0.9
Total other assets	$135.5	$129.8

TransUnion Corp
Other assets consisted of the following:

	TransUnion Corp Successor
(in millions)	September 30, 2013	December 31, 2012
Investments in affiliated companies	$89.7	$88.6
Deferred financing fees	0.5	—
Deposits	14.8	6.3
Other	0.8	0.8
Total other assets	$105.8	$95.7
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment in value has occurred. There were no impairments of investments in affiliated companies taken in the nine months ended September 30, 2013 or 2012.
Investments in affiliated companies consisted of the following:

	TransUnion Holding and TransUnion Corp Successor
(in millions)	September 30, 2013	December 31, 2012
Total equity method investments	$81.8	$80.7
Total cost method investments	7.9	7.9
Total investments in affiliated companies	$89.7	$88.6
Earnings from equity method investments, included in other income, and dividends received from equity method investments consisted of the following:

(in millions)	TransUnion Holding and TransUnion Corp Successor Nine Months Ended September 30, 2013	TransUnion Holding From the Date of Inception through September 30, 2012	TransUnion Corp Successor Five Months Ended September 30, 2012	TransUnion Corp Predecessor Four Months Ended April 30, 2012
Earnings from equity method investments	$10.3	$5.3	$5.3	$4.1
Dividends received from equity method investments	$9.4	$8.3	$8.3	$0.4

Under SEC Regulation S-X, Rule 4-08(g), our investments in TransUnion de Mexico, S.A. and Credit Information Bureau (India) Ltd. are considered significant equity method investments for TransUnion Holding, but not for TransUnion Corp. The summarized financial information for the significant equity method investments of TransUnion Holding required by SEC Regulation S-X, Rule 1-02(bb)(2) consisted of the following:

(in millions)	Nine Months Ended September 30, 2013
Revenue	$72.3
Operating Income	$34.5
Income from continuing operations	$28.7
Net income	$28.7
7. Other Current Liabilities
TransUnion Holding
Other current liabilities consisted of the following:

	TransUnion Holding
(in millions)	September 30, 2013	December 31, 2012
Accrued payroll	$56.9	$64.2
Accrued interest	35.1	25.8
Deferred revenue	8.4	12.5
Accrued employee benefits	10.1	10.6
Accrued liabilities	6.4	5.6
Other	13.8	10.6
Total other current liabilities	$130.7	$129.3
TransUnion Corp
Other current liabilities consisted of the following:

	TransUnion Corp Successor
(in millions)	September 30, 2013	December 31, 2012
Accrued payroll	$56.9	$64.2
Accrued interest	23.2	3.7
Income taxes payable	9.9	—
Deferred revenue	8.4	12.5
Accrued liabilities	6.4	5.6
Accrued employee benefits	10.1	10.6
Other	13.7	10.4
Total other current liabilities	$128.6	$107.0
Accrued interest increased $19.5 million from December 31, 2012, due to accrued interest on the TransUnion Corp bonds, which is paid each June and December.

8. Other liabilities
TransUnion Holding
Other liabilities consisted of the following:

	TransUnion Holding
(in millions)	September 30, 2013	December 31, 2012
Deferred income taxes	$652.6	$657.5
Retirement benefits	9.8	10.6
Unrecognized tax benefits	4.9	4.9
Other	10.8	6.4
Total other liabilities	$678.1	$679.4
TransUnion Corp
Other liabilities consisted of the following:

	TransUnion Corp Successor
(in millions)	September 30, 2013	December 31, 2012
Deferred income taxes	$642.1	$645.8
Retirement benefits	9.8	10.6
Unrecognized tax benefits	4.8	4.8
Other	10.6	6.2
Total other liabilities	$667.3	$667.4

9. Debt
Debt outstanding consisted of the following:

	TransUnion Holding		TransUnion Corp Successor
(in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Senior secured term loan, payable in quarterly installments through February 10, 2019, including variable interest (4.25% at September 30, 2013) at LIBOR or alternate base rate, plus applicable margin	$916.3	$923.4	$916.3	$923.4
Senior secured revolving line of credit, due on February 10, 2017, variable interest (4.63% weighted average at September 30, 2013) at LIBOR or alternate base rate, plus applicable margin	65.0	—	65.0	—
11.375% notes—senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum, includes unamortized fair value adjustment at September 30, 2013 of $100.5	745.5	758.4	745.5	758.4
9.625% notes—senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum	600.0	600.0	—	—
8.125% notes—senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, includes original issuance discount at September 30, 2013 of $1.8	398.2	398.0	—	—
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	—	0.9	—	0.9
Capital lease obligations	1.6	0.2	1.6	0.2
Total debt	$2,726.6	$2,680.9	$1,728.4	$1,682.9
Less short-term debt and current portion of long-term debt	(76.1)	(10.6)	(76.1)	(10.6)
Total long-term debt	$2,650.5	$2,670.3	$1,652.3	$1,672.3

Interest expense consisted of the following:

(in millions)	TransUnion Holding Nine Months Ended September 30, 2013	TransUnion Holding From Inception Date Through September 30, 2012	TransUnion Corp Successor Nine Months Ended September 30, 2013	TransUnion Corp Successor Five Months Ended September 30, 2012	TransUnion Corp Predecessor Four Months Ended April 30, 2012
Senior secured term loan	$33.0	$21.9	$33.0	$21.9	$15.6
Senior secured revolving line of credit	0.2	—	0.2	—	—
11.375% notes	42.1	24.0	42.1	24.0	25.1
9.625% notes	46.6	31.4	—	—	—
8.125 % notes	25.5	—	—	—	—
Other	0.7	0.1	0.6	0.1	(0.2)
Total interest	$148.1	$77.4	$75.9	$46.0	$40.5
TransUnion Holding
9.625% Notes
In connection with the acquisition of TransUnion Corp, on March 21, 2012, TransUnion Holding issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% notes”) due June 15, 2018, in a private placement to certain investors. Pursuant to a registration rights agreement, these notes were subsequently registered with the SEC. TransUnion Holding is required to pay interest on the 9.625% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the TransUnion Holding will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.
The indenture governing the 9.625% notes contains nonfinancial covenants that include restrictions on our ability to pay dividends or distributions, repurchase equity, prepay junior debt, make certain investments, incur additional debt, issue certain stock, incur liens on property, merge, consolidate or sell certain assets, enter into transactions with affiliates, and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to TransUnion Holding. We are in compliance with all covenants under the indenture.
8.125% Notes
On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. Pursuant to a registration rights agreement, these notes were subsequently registered with the SEC. TransUnion Holding is required to pay interest on the 8.125% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case TransUnion Holding will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.
The indenture governing the 8.125% notes and the nonfinancial covenants are substantially identical to those governing the 9.625% notes. We are in compliance with all covenants under the indenture.
TransUnion Corp
Senior Secured Credit Facility
TransUnion LLC entered into a senior secured credit facility with various lenders that consists of a seven-year $950.0 million senior secured term loan and a $210.0 million senior secured revolving line of credit. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected. On February 5, 2013, TransUnion LLC signed amendment No. 4 to its senior secured credit facility, which became effective March 1, 2013 and expensed $2.4 million of related loan fees. The amendment, among other things, lowered the floor on the term loan from 1.50% to 1.25%, lowered the margin on the term loan from 4.00% to 3.00%, extended the term loan maturity date one year to February 2019, delayed the first required excess cash payments until 2014, and relaxed certain covenant requirements.
With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investments in subsidiaries. The credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts borrowed against the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The credit facility restrictions and covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. On September 3, 2013, we borrowed $65.0 million against the senior secured revolving line of credit to partially fund the eScan acquisition. As of September 30, 2013, the entire $65.0 million borrowed against the senior secured revolving line of credit remained outstanding, and our senior secured net leverage ratio was 2.01 to 1. We are in compliance with all of the covenants under the credit facility.
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received is recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at September 30, 2013 was $475.0 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of September 30, 2013, was a liability of $1.8 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of September 30, 2013, of $1.1 million was included in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2013, there was no ineffectiveness recorded in the statement of income. The cash flows on the hedge instrument began on June 28, 2013. We do not currently expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.
11.375% Notes
In connection with the 2010 Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million of senior 11.375% notes (“11.375% notes”) due June 15, 2018. The 11.375% notes are guaranteed by TransUnion Corp and certain wholly owned domestic subsidiaries of TransUnion LLC. Pursuant to a registration rights agreement, these notes were subsequently registered with the SEC. As a result of the 2012 Change in Control Transaction, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the senior notes and is being amortized. The indenture governing the 11.375% notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The covenants exclude the impact of the purchase accounting fair value adjustment and the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all covenants under the indenture.
Fair Value of Debt
The estimated fair values of our 9.625%, 8.125% and 11.375% notes as of September 30, 2013, were $652.5 million, $424.0 million and $718.4 million, respectively, compared to book values of $600.0 million, $398.2 million and $745.5 million, respectively. The fair value of these fixed-rate notes, as determined under Level 2 of the fair-value hierarchy, is measured using quoted market prices. The book value of our variable-rate debt approximates its fair value. The estimated fair value of our debt may not represent the actual settlement value due to redemption premiums and prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturity.

10. Income Taxes

On January 2, 2013, the look-through rule under subpart F of the U.S. Internal Revenue Code was retroactively reinstated to January 1, 2012. Consequently, in the first quarter of 2013, we reversed the tax expense we recorded for Subpart F income in 2012 due to the expiration of the look-through rule, resulting in a $4.6 million deferred tax benefit. We also recorded a $5.5 million deferred tax expense under ASC 740-30 for the effect that retroactively reinstating the look-through rule had on our deferred tax liability for pre-acquisition unremitted earnings accumulated as of April 30, 2012.

TransUnion Holding

For the three months ended September 30, 2013, the effective tax rate of 156% was higher than the 35% U.S. federal statutory rate due primarily to interim tax expense under ASC 740-270. For the three months ended September 30, 2012, the effective tax rate of 27.8% was lower than the 35% U.S. federal statutory rate due primarily to a favorable tax rate differential on the company’s foreign earnings.

For the nine months ended September 30, 2013, the effective tax rate was not meaningful as we recognized tax expense on a loss from operations due primarily to interim tax expense under ASC 740-270. From the date of inception through September 30, 2012, the effective tax rate of 52.6% was higher than the 35% U.S. federal statutory rate due primarily to the lapse of the look-through rule and non-deductible transaction costs related to the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the company’s foreign earnings.

The total amount of unrecognized tax benefits as of September 30, 2013, and December 31, 2012, was $4.9 million and $4.9 million, respectively. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes as of September 30, 2013, and December 31, 2012, was $0.6 million and $0.5 million, respectively. There was no significant liability for tax penalties as of September 30, 2013, or December 31, 2012. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

TransUnion Corp

For the three months ended September 30, 2013, the effective tax rate of 28.3% was lower than the 35% U.S. federal statutory rate due primarily to a reduction in state deferred tax expense. For the three months ended September 30, 2012, the effective tax rate of 32.4% was lower than the 35% U.S. federal statutory rate due primarily to a favorable tax rate differential on the company’s foreign earnings.

For the nine months ended September 30, 2013, the effective tax rate of 30.9% was lower than the 35% U.S. federal statutory rate due primarily to a favorable tax rate differential on the company’s foreign earnings. For TransUnion Corp Successor, the effective tax rate of 36.4% for the five months ended September 30, 2012, was higher than the 35% U.S. federal statutory rate due primarily to the lapse of the look-through rule and state taxes, partially offset by a favorable tax rate differential on the company’s foreign earnings. For the four months ended April 30, 2012, TransUnion Corp Predecessor reported a loss before income taxes. The effective tax benefit rate for this period of 18.0% was lower than the 35% U.S. federal statutory rate due primarily to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

The total amount of unrecognized tax benefits as of September 30, 2013, and December 31, 2012, was $4.8 million and $4.8 million, respectively. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes as of September 30, 2013, and December 31, 2012, was $0.6 million and $0.5 million, respectively. There was no significant liability for tax penalties as of September 30, 2013 or December 31, 2012. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.
11. Operating Segments
Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies.”
We evaluate the performance of segments based on revenue and operating income. Intersegment sales and transfers have been eliminated and were not material.

The following is a more detailed description of the three operating segments and the Corporate unit, which provides support services to each operating segment:
U.S. Information Services
U.S. Information Services (“USIS”) provides consumer reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. These services are offered to customers in the financial services, insurance, healthcare and other markets. These business customers use our products and services to acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, manage fraud and determine and collect healthcare payments. This segment also provides mandated consumer services, including dispute investigations, free annual credit reports and other requirements of the United States Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), and other credit-related legislation.
International
The International segment provides services similar to our USIS and Interactive segments to business customers outside the United States and automotive information and commercial data services to customers in select geographies. Depending on the maturity of the credit economy in each location, services may include credit reports, analytical and decision services, and risk management services. These services are offered to customers in a number of industries, including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment, such as credit reports, credit scores and credit monitoring services. The two market groups in the International segment are developed markets, which includes Canada, Hong Kong and Puerto Rico, and emerging markets, which includes Africa, Latin America, India and other emerging markets in Asia Pacific.
Interactive
Interactive provides services to consumers, including credit reports, scores and credit and identity monitoring services, primarily through the internet. The majority of revenue is derived from both direct and indirect subscribers who pay a monthly fee for access to their credit report and score, and for alerts related to changes in their credit reports.
Corporate
Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.
Selected financial information consisted of the following:

	TransUnion Corp Successor
	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$188.3	$41.9	$186.1	$47.5
International	60.6	9.0	59.8	9.9
Interactive	50.6	16.7	45.8	20.4
Corporate	—	(17.9)	—	(16.2)
Total	$299.5	$49.7	$291.7	$61.6

	TransUnion Corp Successor				TransUnion Corp Predecessor
	Nine Months Ended September 30, 2013		Five Months Ended September 30, 2012		Four Months Ended April 30, 2012
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$560.0	$122.2	$309.4	$80.8	$238.1	$33.2
International	177.5	15.4	97.3	13.0	76.6	5.3
Interactive	153.3	48.0	75.9	31.4	58.3	13.0
Corporate	—	(51.6)	—	(26.7)	—	(51.7)
Total	$890.8	$134.0	$482.6	$98.5	$373.0	$(0.2)

In addition, on a stand-alone, non-consolidated basis, TransUnion Holding incurred $0.4 million and $1.1 million of Corporate expenses for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.7 million of Corporate expenses for the three months ended September 30, 2012 and from the date of inception through September 30, 2012, respectively.
A reconciliation of operating income to income (loss) before income taxes for the periods ended as presented was as follows:

	TransUnion Corp Successor				TransUnion Corp Predecessor
(in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Five Months Ended September 30, 2012	Four Months Ended April 30, 2012
Operating income (loss) from segments	$49.7	$61.6	$134.0	$98.5	$(0.2)
Non-operating income and expense	(22.5)	(27.6)	(72.1)	(45.5)	(63.7)
Income (loss) before income taxes	$27.2	$34.0	$61.9	$53.0	$(63.9)
Earning from equity method investments included in other income and expense, net, for the periods presented was as follows:

	TransUnion Corp Successor				TransUnion Corp Predecessor
(in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Five Months Ended September 30, 2012	Four Months Ended April 30, 2012
U.S. Information Services	$0.3	$0.4	$1.1	$0.7	$0.5
International	2.7	2.5	9.2	4.6	3.6
Interactive	—	—	—	—	—
Total	$3.0	$2.9	$10.3	$5.3	$4.1
TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp.

12. Financial Statements of Guarantors
As discussed in Note 9, “Debt,” the obligations under the 11.375% notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp and certain 100% owned domestic subsidiaries of Trans Union LLC. TransUnion Holding does not guarantee the 11.375% notes. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, income statement, comprehensive income and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Balance Sheet – Successor (Unaudited)
September 30, 2013
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Assets
Current assets:
Cash and cash equivalents	$22.6	$—	$—	$94.9	$—	$117.5
Trade accounts receivable, net	—	104.9	26.9	51.9	—	183.7
Due from affiliates	—	10.7	—	58.3	(69.0)	—
Other current assets	(14.5)	43.9	(0.4)	7.1	—	36.1
Total current assets	8.1	159.5	26.5	212.2	(69.0)	337.3
Property, plant and equipment, net	—	98.6	8.2	18.4	—	125.2
Other marketable securities	—	11.6	—	—	—	11.6
Goodwill	—	1,145.6	199.9	509.9	—	1,855.4
Other intangibles, net	—	1,560.8	135.7	185.7	—	1,882.2
Other assets	1,624.5	1,093.9	2.5	49.2	(2,664.3)	105.8
Total assets	$1,632.6	$4,070.0	$372.8	$975.4	$(2,733.3)	$4,317.5
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.1	$46.3	$22.5	$13.1	$—	$82.0
Due to affiliates	43.8	—	7.1	—	(50.9)	—
Short-term debt and current portion of long-term debt	—	76.1	—	18.0	(18.0)	76.1
Other current liabilities	15.6	81.9	5.7	25.4	—	128.6
Total current liabilities	59.5	204.3	35.3	56.5	(68.9)	286.7
Long-term debt	—	1,652.3	—	6.5	(6.5)	1,652.3
Other liabilities	(29.7)	585.5	32.7	78.8	—	667.3
Total liabilities	29.8	2,442.1	68.0	141.8	(75.4)	2,606.3
Redeemable noncontrolling interests	—	—	—	18.5	—	18.5
Total TransUnion Corp. stockholders’ equity	1,602.8	1,627.9	304.8	725.2	(2,657.9)	1,602.8
Noncontrolling interests	—	—	—	89.9	—	89.9
Total stockholders’ equity	1,602.8	1,627.9	304.8	815.1	(2,657.9)	1,692.7
Total liabilities and stockholders’ equity	$1,632.6	$4,070.0	$372.8	$975.4	$(2,733.3)	$4,317.5

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Balance Sheet – Successor (Audited)
December 31, 2012
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Assets
Current assets:
Cash and cash equivalents	$75.3	$—	$—	$79.0	$—	$154.3
Trade accounts receivable, net	—	98.0	19.5	46.1	—	163.6
Due from affiliates			46.2	56.7	(102.9)	—
Other current assets	(0.3)	52.7	(0.7)	7.0	—	58.7
Total current assets	75.0	150.7	65.0	188.8	(102.9)	376.6
Property, plant and equipment, net	—	95.8	7.8	17.6	—	121.2
Other marketable securities	—	11.4	—	—	—	11.4
Goodwill	—	961.6	324.6	518.0	—	1,804.2
Other intangibles, net	—	1,629.6	75.8	206.2	—	1,911.6
Other assets	1,611.8	1,235.2	2.2	42.4	(2,795.9)	95.7
Total assets	$1,686.8	$4,084.3	$475.4	$973.0	$(2,898.8)	$4,320.7
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$43.2	$18.9	$15.4	$—	$77.5
Due to affiliates	14.9	82.5	—	—	(97.4)	—
Short-term debt and current portion of long-term debt	—	9.5	—	6.6	(5.5)	10.6
Other current liabilities	7.9	68.4	7.2	23.5	—	107.0
Total current liabilities	22.8	203.6	26.1	45.5	(102.9)	195.1
Long-term debt	—	1,672.3	—	6.5	(6.5)	1,672.3
Other liabilities	(13.9)	589.6	2.0	89.7	—	667.4
Total liabilities	8.9	2,465.5	28.1	141.7	(109.4)	2,534.8
Redeemable noncontrolling interests	—	—	—	14.7	—	14.7
Total TransUnion Corp. stockholders’ equity	1,677.9	1,618.8	447.3	723.3	(2,789.4)	1,677.9
Noncontrolling interests	—	—	—	93.3	—	93.3
Total stockholders’ equity	1,677.9	1,618.8	447.3	816.6	(2,789.4)	1,771.2
Total liabilities and stockholders’ equity	$1,686.8	$4,084.3	$475.4	$973.0	$(2,898.8)	$4,320.7

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Income – Successor (Unaudited)
For the Three Months Ended September 30, 2013
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$178.6	$69.4	$66.3	$(14.8)	$299.5
Operating expenses
Cost of services	—	78.6	28.9	18.5	(10.1)	115.9
Selling, general and administrative	—	51.2	19.9	19.7	(4.9)	85.9
Depreciation and amortization	—	37.7	4.5	5.8	—	48.0
Total operating expenses	—	167.5	53.3	44.0	(15.0)	249.8
Operating income	—	11.1	16.1	22.3	0.2	49.7
Non-operating income and expense
Interest expense	—	(24.8)	—	(0.3)	0.2	(24.9)
Interest income	—	0.2	—	0.8	(0.2)	0.8
Other income and (expense), net	18.7	32.6	—	(0.3)	(49.4)	1.6
Total non-operating income and expense	18.7	8.0	—	0.2	(49.4)	(22.5)
Income before income taxes	18.7	19.1	16.1	22.5	(49.2)	27.2
Provision for income taxes	(1.2)	(0.3)	—	(6.2)	—	(7.7)
Net income	17.5	18.8	16.1	16.3	(49.2)	19.5
Less: net income attributable to noncontrolling interests	—	—	—	(2.0)	—	(2.0)
Net income attributable to TransUnion Corp.	$17.5	$18.8	$16.1	$14.3	$(49.2)	$17.5

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Comprehensive Income – Successor (Unaudited)
For the Three Months Ended September 30, 2013
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income	$17.5	$18.8	$16.1	$16.3	$(49.2)	$19.5
Other comprehensive loss
Foreign currency translation adjustment	(2.2)	(2.2)	—	(2.4)	4.4	(2.4)
Net unrealized loss on hedges (net of tax at 36%)	(0.5)	(0.5)	—	—	0.5	(0.5)
Total other comprehensive loss, net of tax	(2.7)	(2.7)	—	(2.4)	4.9	(2.9)
Comprehensive income	14.8	16.1	16.1	13.9	(44.3)	16.6
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1.8)	—	(1.8)
Comprehensive income attributable to TransUnion Corp.	$14.8	$16.1	$16.1	$12.1	$(44.3)	$14.8

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Income – Successor (Unaudited)
For the Nine Months Ended September 30, 2013
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$535.2	$205.4	$195.3	$(45.1)	$890.8
Operating expenses
Cost of services	—	235.4	90.8	59.3	(30.6)	354.9
Selling, general and administrative	—	158.5	59.1	61.1	(15.3)	263.4
Depreciation and amortization	—	109.0	11.5	18.0	—	138.5
Total operating expenses	—	502.9	161.4	138.4	(45.9)	756.8
Operating income	—	32.3	44.0	56.9	0.8	134.0
Non-operating income and expense
Interest expense	—	(75.9)	0.1	(0.8)	0.7	(75.9)
Interest income	—	0.8	—	1.2	(0.7)	1.3
Other income and (expense), net	43.9	87.7	1.6	(0.5)	(130.2)	2.5
Total non-operating income and expense	43.9	12.6	1.7	(0.1)	(130.2)	(72.1)
Income before income taxes	43.9	44.9	45.7	56.8	(129.4)	61.9
Provision for income taxes	(6.1)	(0.8)	(0.2)	(12.0)	—	(19.1)
Net income	37.8	44.1	45.5	44.8	(129.4)	42.8
Less: net income attributable to noncontrolling interests	—	—	—	(5.0)	—	(5.0)
Net income attributable to TransUnion Corp.	$37.8	$44.1	$45.5	$39.8	$(129.4)	$37.8

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Comprehensive Income – Successor (Unaudited)
For the Nine Months Ended September 30, 2013
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income	$37.8	$44.1	$45.5	$44.8	$(129.4)	$42.8
Other comprehensive income (loss)
Foreign currency translation adjustment	(42.6)	(42.6)	—	(46.1)	85.2	(46.1)
Net unrealized gain on hedges (net of tax at 36%)	2.6	2.6	—	—	(2.6)	2.6
Total other comprehensive loss, net of tax	(40.0)	(40.0)	—	(46.1)	82.6	(43.5)
Comprehensive income (loss)	(2.2)	4.1	45.5	(1.3)	(46.8)	(0.7)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1.5)	—	(1.5)
Comprehensive income (loss) attributable to TransUnion Corp.	$(2.2)	$4.1	$45.5	$(2.8)	$(46.8)	$(2.2)

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Income – Successor (Unaudited)
For the Three Months Ended September 30, 2012
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$178.6	$61.1	$66.1	$(14.1)	$291.7
Operating expenses
Cost of services	—	73.7	27.4	19.7	(9.3)	111.5
Selling, general and administrative	—	49.6	13.2	17.8	(5.1)	75.5
Depreciation and amortization	—	35.5	1.6	6.0	—	43.1
Total operating expenses	—	158.8	42.2	43.5	(14.4)	230.1
Operating income	—	19.8	18.9	22.6	0.3	61.6
Non-operating income and expense
Interest expense	—	(27.7)	—	—	0.1	(27.6)
Interest income	—	0.1	—	0.6	(0.1)	0.6
Other income and (expense), net	27.6	36.0	0.1	(3.1)	(61.2)	(0.6)
Total non-operating income and expense	27.6	8.4	0.1	(2.5)	(61.2)	(27.6)
Income before income taxes	27.6	28.2	19.0	20.1	(60.9)	34.0
Provision for income taxes	(6.8)	(0.5)	(0.2)	(3.5)	—	(11.0)
Net income	20.8	27.7	18.8	16.6	(60.9)	23.0
Less: net income attributable to noncontrolling interests	—	—	—	(2.2)	—	(2.2)
Net income attributable to TransUnion Corp.	$20.8	$27.7	$18.8	$14.4	$(60.9)	$20.8

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Comprehensive Income – Successor (Unaudited)
For the Three Months Ended September 30, 2012
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$20.8	$27.7	$18.8	$16.6	$(60.9)	$23.0
Other comprehensive loss
Foreign currency translation adjustment	(1.3)	(1.3)	—	(1.2)	2.6	(1.2)
Net unrealized loss on hedges (net of tax at 36%)	(1.4)	(1.4)	—	—	1.4	(1.4)
Total other comprehensive loss, net of tax	(2.7)	(2.7)	—	(1.2)	4.0	(2.6)
Comprehensive income	18.1	25.0	18.8	15.4	(56.9)	20.4
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.3)	—	(2.3)
Comprehensive income attributable to TransUnion Corp.	$18.1	$25.0	$18.8	$13.1	$(56.9)	$18.1

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Income – Successor (Unaudited)
For the Five Month Ended September 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$295.5	$103.5	$109.8	$(26.2)	$482.6
Operating expenses
Cost of services	—	125.4	45.5	32.8	(17.5)	186.2
Selling, general and administrative	0.1	80.8	24.4	29.7	(9.2)	125.8
Depreciation and amortization	—	59.2	4.8	8.1	—	72.1
Total operating expenses	0.1	265.4	74.7	70.6	(26.7)	384.1
Operating income (loss)	(0.1)	30.1	28.8	39.2	0.5	98.5
Non-operating income and expense
Interest expense	—	(46.0)	—	(0.1)	0.1	(46.0)
Interest income	—	0.1	—	0.7	(0.1)	0.7
Other income and (expense), net	41.7	58.3	—	(3.3)	(96.9)	(0.2)
Total non-operating income and expense	41.7	12.4	—	(2.7)	(96.9)	(45.5)
Income before income taxes	41.6	42.5	28.8	36.5	(96.4)	53.0
Provision for income taxes	(11.2)	(0.5)	(0.2)	(7.4)	—	(19.3)
Net income	30.4	42.0	28.6	29.1	(96.4)	33.7
Less: net income attributable to noncontrolling interests	—	—	—	(3.3)	—	(3.3)
Net income attributable to TransUnion Corp.	$30.4	$42.0	$28.6	$25.8	$(96.4)	$30.4

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Comprehensive Income – Successor (Unaudited)
For the Five Month Ended September 30, 2012
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$30.4	$42.0	$28.6	$29.1	$(96.4)	$33.7
Other comprehensive loss
Foreign currency translation adjustment	(6.9)	(6.9)	—	(7.6)	13.8	(7.6)
Net Unrealized loss on hedges (net of tax at 36%)	(3.4)	(3.4)	—	—	3.4	(3.4)
Total other comprehensive income, net of tax	(10.3)	(10.3)	—	(7.6)	17.2	(11.0)
Comprehensive income	20.1	31.7	28.6	21.5	(79.2)	22.7
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.6)	—	(2.6)
Comprehensive income attributable to TransUnion Corp.	$20.1	$31.7	$28.6	$18.9	$(79.2)	$20.1

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Income – Predecessor (Unaudited)
For the Four Months Ended April 30, 2012
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$228.7	$82.5	$84.6	$(22.8)	$373.0
Operating expenses
Cost of services	—	122.6	36.1	29.6	(16.3)	172.0
Selling, general and administrative	0.1	120.0	30.5	28.3	(6.9)	172.0
Depreciation and amortization	—	19.8	5.9	3.5	—	29.2
Total operating expenses	0.1	262.4	72.5	61.4	(23.2)	373.2
Operating income (loss)	(0.1)	(33.7)	10.0	23.2	0.4	(0.2)
Non-operating income and expense
Interest expense	(0.3)	(40.2)	—	(0.3)	0.3	(40.5)
Interest income	0.3	0.3	—	0.3	(0.3)	0.6
Other income and (expense), net	(72.7)	23.4	—	(0.4)	25.9	(23.8)
Total non-operating income and expense	(72.7)	(16.5)	—	(0.4)	25.9	(63.7)
Income (loss) before income taxes	(72.8)	(50.2)	10.0	22.8	26.3	(63.9)
Provision for income taxes	17.9	(1.6)	—	(4.8)	—	11.5
Net income (loss)	(54.9)	(51.8)	10.0	18.0	26.3	(52.4)
Less: net income attributable to noncontrolling interests	—	—	—	(2.5)	—	(2.5)
Net income (loss) attributable to TransUnion Corp.	$(54.9)	$(51.8)	$10.0	$15.5	$26.3	$(54.9)

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Comprehensive Income – Predecessor (Unaudited)
For the Four Months Ended April 30, 2012
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)
Other comprehensive income, net of tax
Foreign currency translation adjustment	2.2	2.2	—	2.5	(4.4)	2.5
Total other comprehensive income, net of tax	2.2	2.2	—	2.5	(4.4)	2.5
Comprehensive income (loss)	(52.7)	(49.6)	10.0	20.5	21.9	(49.9)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)
Comprehensive income (loss) attributable to TransUnion Corp.	$(52.7)	$(49.6)	$10.0	$17.7	$21.9	$(52.7)

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Cash Flows – Successor (Unaudited)
Nine Months Ended September 30, 2013
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash provided by (used in) operating activities	$25.3	$(6.8)	$110.5	$57.7	$—	$186.7
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(38.3)	(9.7)	(6.1)	—	(54.1)
Proceeds from sale of trading securities	—	2.2	—	—	—	2.2
Investments in trading securities	—	(1.7)	—	—	—	(1.7)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	(104.2)	(31.6)	—	(135.8)
Proceeds from sale of other assets	—	0.9	3.2	0.1	—	4.2
Issuance of intercompany notes	—	(32.0)	—	—	32.0	—
Proceeds from repayment of intercompany notes	—	19.5	—	—	(19.5)	—
Acquisition related deposits				(9.0)		(9.0)
Other	—	—	0.2	1.5	—	1.7
Cash used in investing activities	—	(49.4)	(110.5)	(45.1)	12.5	(192.5)
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	923.4	—	—	—	923.4
Extinguishment of senior secured credit facility	—	(923.4)	—	—	—	(923.4)
Proceeds from senior secured revolving line of credit	—	65.0	—	—	—	65.0
Repayments of debt	—	(7.6)	—	(1.1)	—	(8.7)
Proceeds from capital lease	—	2.0	—	—	—	2.0
Debt financing fees	—	(3.2)	—	—	—	(3.2)
Dividends to TransUnion Holding	(78.0)	—	—	—	—	(78.0)
Proceeds from intercompany notes	—	—	—	32.0	(32.0)	—
Repayment of intercompany notes	—	—	—	(19.5)	19.5	—
Distributions to noncontrolling interests	—	—	—	(2.8)	—	(2.8)
Cash provided by (used in) financing activities	(78.0)	56.2	—	8.6	(12.5)	(25.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.3)	—	(5.3)
Net change in cash and cash equivalents	(52.7)	—	—	15.9	—	(36.8)
Cash and cash equivalents, beginning of period	75.3	—	—	79.0	—	154.3
Cash and cash equivalents, end of period	$22.6	$—	$—	$94.9	$—	$117.5

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Cash Flows – Successor (Unaudited)
For the Five Months Ended September 30, 2012
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$24.1	$28.0	$4.4	$20.6	$—	$77.1
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(19.0)	(4.4)	(2.8)	—	(26.2)
Investments in trading securities	—	(0.3)	—	—	—	(0.3)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(10.5)	—	(10.5)
Proceeds from notes receivable	—	—	—	3.9	(3.9)	—
Other	—	—	—	(1.5)	—	(1.5)
Cash used in investing activities	—	(19.3)	(4.4)	(10.9)	(3.9)	(38.5)
Cash flows from financing activities:
Repayments of debt	—	(8.7)	—	—	3.9	(4.8)
Change in control transaction fees	(0.3)	—	—	—	—	(0.3)
Distributions to noncontrolling interests	—	—	—	(2.1)	—	(2.1)
Cash used in financing activities	(0.3)	(8.7)	—	(2.1)	3.9	(7.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)
Net change in cash and cash equivalents	23.8	—	—	7.0	—	30.8
Cash and cash equivalents, beginning of period	35.2	—	—	61.2	—	96.4
Cash and cash equivalents, end of period	$59.0	$—	$—	$68.2	$—	$127.2

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Cash Flows – Predecessor (Unaudited)
For the Four Months Ended April 30, 2012
(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$34.8	$(3.5)	$4.5	$16.5	$0.1	$52.4
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(15.6)	(3.6)	(1.2)	—	(20.4)
Proceeds from sale of trading securities	—	1.1	—	—	—	1.1
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Proceeds from notes receivable	—	22.6	—	—	(22.6)	—
Issuance of notes receivable	—	—	—	(4.1)	4.1	—
Proceeds from sale of other assets	—	—	0.2	—	—	0.2
Other	—	—	(0.3)	1.0	—	0.7
Cash provided by (used in) investing activities	—	7.0	(3.7)	(4.4)	(18.5)	(19.6)
Cash flows from financing activities:
Repayments of debt	(10.3)	(2.5)	(0.9)	(23.5)	22.6	(14.6)
Debt financing fees	—	(6.1)	—	—	—	(6.1)
Distribution of merger consideration	(1.3)	—	—	—	—	(1.3)
Change in control transaction fees	(20.9)	—	—	—	—	(20.9)
Proceeds from issuance of debt	—	4.1	—	—	(4.1)	—
Distributions to noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Other	(1.7)	—	—	0.1	(0.1)	(1.7)
Cash used in financing activities	(34.2)	(4.5)	(0.9)	(23.8)	18.4	(45.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8
Net change in cash and cash equivalents	0.6	(1.0)	(0.1)	(10.9)	—	(11.4)
Cash and cash equivalents, beginning of period	34.6	1.0	0.1	72.1	—	107.8
Cash and cash equivalents, end of period	$35.2	$—	$—	$61.2	$—	$96.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion Holding’s and TransUnion Corp’s financial condition and results of operations is provided on a combined basis as a supplement to, and should be read in conjunction with, TransUnion Holding’s and TransUnion Corp’s audited consolidated financial statements, the accompanying notes, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K for the year ended December 31, 2012, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Form 10-Q.
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

•
USIS provides credit reports, credit scores, verification services, analytical services, decisioning technology and other services to businesses in the United States through both direct and indirect channels. In this segment, we intend to continue to focus on expansion into underpenetrated and growth industries, such as insurance and healthcare, and the introduction of innovative and differentiated solutions in the financial services and other industries.

•
International provides services similar to our USIS and Interactive segments in many countries outside the United States. We believe our International segment represents a significant opportunity for growth as several of the countries in which we operate, such as India, Mexico and Brazil, continue to develop their economies and credit markets. We also seek to enter into and develop our business in new geographies.

•
Interactive provides primarily subscription-based services to consumers, including credit reports, credit scores and credit and identity monitoring, through both direct and indirect channels. As the U.S. economy continues to stabilize and improve, consumer borrowing activity increases, and concerns over identity theft continue, we expect our Interactive segment to grow and represent an increasing portion of our overall revenue.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. During 2012 and the first nine months of 2013, in the United States and other markets, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans and an increase in demand for our credit marketing services which began to soften in the third quarter of 2013. These factors helped drive improved financial results in all of our segments in the first nine months of 2013 compared to the first nine months of 2012. The economic and market improvements were tempered by continuing consumer uncertainty as concerns over domestic fiscal policy, continuing high unemployment and, more recently, rising mortgage interest rates have pressured growth in our businesses. In addition, the continued strengthening of the US dollar has diminished the operating results reported by our International operations.
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
2012 Change in Control Transaction and Debt Transactions
In connection with the 2012 Change in Control Transaction, the Company recognized a significant increase in depreciation and amortization expense in the first nine months of 2013 compared to the first nine months of 2012 as a result of the step-up in basis to fair value of the assets and liabilities of the Company. In addition, the Company has incurred significantly more interest expense in the first nine months of 2013 compared to the first nine months of 2012 due to additional debt issued in connection with the 2012 Change in Control Transaction and additional debt issued to fund a dividend paid in the fourth quarter of 2012. See Part 1, Item 1, Note 2 “2012 Change in Control Transaction,” Note 9, “Debt” and the operating expense discussion below for additional information.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business, increase our international footprint and enter into new markets.

•
On September 4, 2013, we acquired a 100% ownership interest in e-Scan Data Systems, Inc. ("eScan"). eScan provides services to hospitals and healthcare providers to efficiently capture uncompensated care costs in their revenue management cycle programs. The results of operations of eScan, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On March 1, 2013, we acquired an 80% ownership interest in Data Solutions Serviços de Informática Ltda. (“ZipCode”). ZipCode provides data enrichment and registry information to companies in Brazil’s information management, financial services, marketing and telecommunications segments. The results of operations of ZipCode, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•
On May 29, 2012, we acquired an 85% ownership interest in Credit Reference Bureau (Holdings) Limited ("CRB"). During the third quarter of 2013, we acquired the remaining 15% ownership interest in CRB. CRB operates collections and credit bureau businesses and has locations in eight African countries, giving us a strategic presence into seven new Southeast Africa countries. The results of operations of CRB, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

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
We report our International segment revenue in two categories: developed markets and emerging markets. Our developed markets are Canada, Hong Kong and Puerto Rico. Our emerging markets include Africa, Latin America, India and other emerging markets in Asia Pacific.
We derive our Interactive segment revenue from both direct and indirect channels. Our Interactive revenue is primarily subscription based.
Cost of Services
Costs of services include data acquisition and royalty fees, costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and occupancy costs associated with the facilities where these functions are performed.
Selling, General and Administrative
Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and the occupancy and facilities expenses of these functions.
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
The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Periods after the 2012 Change in Control Transaction are not comparable to prior periods due primarily to the additional amortization of intangibles in the Successor period resulting from the fair value adjustments of the assets acquired and liabilities assumed and interest expense resulting from the additional debt incurred to finance the transaction. In addition, the Predecessor incurred significant stock-based compensation and acquisition costs related to the 2012 Change in Control Transaction.
We operate TransUnion Holding and TransUnion Corp as one business and to facilitate comparability with the prior year, we present below the TransUnion Holding consolidated results for the nine months ended September 30, 2013, compared to TransUnion Holding consolidated results from inception through September 30, 2012, combined with the TransUnion Corp Predecessor consolidated results for the four months ended April 30, 2012, (combined results for the nine months ended September 30, 2013). We present the information in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations than a presentation of separate historical results for TransUnion Holding and TransUnion Corp Successor and Predecessor periods would provide.

The following tables set forth our historical results of operations for the periods indicated below:

	TransUnion Holding Consolidated
	Three Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change
Revenue	$299.5	$291.7	$7.8	2.7%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	115.9	111.5	4.4	3.9%
Selling, general and administrative	86.3	75.8	10.5	13.9%
Depreciation and amortization	48.0	43.1	4.9	11.4%
Total operating expenses	250.2	230.4	19.8	8.6%
Operating income	49.3	61.3	(12.0)	(19.6)%
Non-operating income and expense
Interest expense	(49.0)	(42.6)	(6.4)	(15.0)%
Interest income	0.8	0.6	0.2	33.3%
Other income and (expense), net	1.4	(0.6)	2.0	333.3%
Total non-operating income and expense	(46.8)	(42.6)	(4.2)	(9.9)%
Income (loss) from operations before income taxes	2.5	18.7	(16.2)	(86.6)%
Provision for income taxes	(3.9)	(5.2)	1.3	25.0%
Net income (loss)	(1.4)	13.5	(14.9)	(110.4)%
Less: net income attributable to noncontrolling interests	(2.0)	(2.2)	0.2	9.1%
Net income (loss) attributable to the Company	$(3.4)	$11.3	$(14.7)	(130.1)%

	Nine Months Ended September 30,
	2013	2012
	TransUnion Holding	TransUnion Holding	TransUnion Corp. Predecessor Four Months Ended April 30, 2012
(in millions)	Nine Months Ended September 30, 2013	Date of Inception Through September 30, 2012		Combined Nine Months Ended September 30, 2012	$ Change	% Change
Revenue	$890.8	$482.6	$373.0	$855.6	$35.2	4.1%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	354.9	186.2	172.0	358.2	(3.3)	(0.9)%
Selling, general and administrative	264.5	126.5	172.0	298.5	(34.0)	(11.4)%
Depreciation and amortization	138.5	72.1	29.2	101.3	37.2	36.7%
Total operating expenses	757.9	384.8	373.2	758.0	(0.1)	—
Operating income (loss)	132.9	97.8	(0.2)	97.6	35.3	36.2%
Non-operating income and expense
Interest expense	(148.1)	(77.4)	(40.5)	(117.9)	(30.2)	(25.6)%
Interest income	1.3	0.7	0.6	1.3	—	—
Other income and (expense), net	2.5	(15.4)	(23.8)	(39.2)	41.7	106.4%
Total non-operating income and expense	(144.3)	(92.1)	(63.7)	(155.8)	11.5	7.4%
Income (loss) from operations before income taxes	(11.4)	5.7	(63.9)	(58.2)	46.8	80.4%
(Provision) benefit for income taxes	(1.1)	(3.0)	11.5	8.5	(9.6)	(112.9)%
Net income (loss)	(12.5)	2.7	(52.4)	(49.7)	37.2	74.8%
Less: net income attributable to noncontrolling interests	(5.0)	(3.3)	(2.5)	(5.8)	0.8	13.8%
Net loss attributable to the Company	$(17.5)	$(0.6)	$(54.9)	$(55.5)	$38.0	68.5%
The discussion below compares the TransUnion Holding consolidated results for three months ended September 30, 2013, to the TransUnion Holding consolidated results for three months ended September 30, 2012, and the TransUnion Holding consolidated results for the nine months ended September 30, 2013, to the combined results for the nine months ended September 30, 2012, shown in the tables above. Significant differences in the TransUnion Holding and TransUnion Corp results of operations have been highlighted where appropriate.

Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three and nine months ended September 30, 2013 and 2012, these indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue	$299.5	$291.7	$7.8	2.7%	$890.8	$855.6	$35.2	4.1%
Reconciliation of operating income to Adjusted Operating Income:
Operating income	$49.3	$61.3	$(12.0)	(19.6)%	$132.9	$97.6	$35.3	36.2%
Adjustments(1)	—	—	—	—	4.1	90.6	(86.5)	(95.5)%
Adjusted Operating Income(2)	$49.3	$61.3	$(12.0)	(19.6)%	$137.0	$188.2	$(51.2)	(27.2)%
Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA:
Net income (loss) attributable to the Company	$(3.4)	$11.3	$(14.7)	(130.1)%	$(17.5)	$(55.5)	$38.0	68.5%
Net interest expense	48.2	42.0	6.2	14.8%	146.8	116.6	30.2	25.9%
Income tax (benefit) provision	3.9	5.2	(1.3)	(25.0)%	1.1	(8.5)	9.6	112.9%
Depreciation and amortization(3)	48.0	43.1	4.9	11.4%	138.5	101.3	37.2	36.7%
Stock-based compensation	1.2	0.8	0.4	50.0%	4.8	2.8	2.0	71.4%
Other (income) and expense(4)	1.6	3.6	(2.0)	(55.6)%	8.3	49.0	(40.7)	(83.1)%
Adjustments(1)	—	—	—	—	4.1	90.6	(86.5)	(95.5)%
Adjusted EBITDA(2)	$99.5	$106.0	$(6.5)	(6.1)%	$286.1	$296.3	$(10.2)	(3.4)%
Other metrics:
Cash provided by operating activities	$63.8	$66.7	$(2.9)	(4.3)%	$111.1	$34.5	$76.6	222.0%
Capital expenditures	$23.9	$18.8	$5.1	27.1%	$54.1	$46.6	$7.5	16.1%

(1)
For the nine months ended September 30, 2013, adjustments included a $2.3 million loss on the disposal of a small operating company recorded in our International segment, a $1.1 million gain on the disposal of a healthcare product line recorded in our USIS segment and a $2.9 million one-time adjustment for a transaction tax related to prior years that was recorded in each segment and in Corporate as follows: USIS $2.6 million; and Corporate $0.3 million. For the nine months ended September 30, 2012, adjustments included $90.6 million of accelerated stock-based compensation and related expense recorded by the Predecessor as a result of the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.1 million; International $14.4 million; Interactive $2.3 million; and Corporate $32.8 million. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for further information about the impact of the 2012 Change in Control Transaction.

(2)
Adjusted Operating Income and Adjusted EBITDA are non-GAAP measures. We present Adjusted Operating Income and Adjusted EBITDA as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. Adjusted Operating Income does not reflect certain stock-based compensation and certain other income and expense. Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted Operating Income and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, Adjusted Operating Income and Adjusted EBITDA should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Adjusted Operating Income and Adjusted EBITDA are not measures of financial condition or profitability under GAAP and should not be considered alternatives to cash flow from operating activities, as measures of liquidity or as alternatives to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted

Operating Income is operating income and the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to the Company. The reconciliations of Adjusted Operating Income and Adjusted EBITDA to their nearest GAAP measures are included in the table above.

(3)
Operating income included additional depreciation and amortization beginning May 1, 2012, as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction.

(4)
Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the three months ended September 30, 2013, other income and expense included $0.8 million of acquisition-related expenses and a net $0.8 million of other expense. For the nine months ended September 30, 2013, other income and expense included $6.4 million of acquisition-related expenses and a net $1.9 million of other expense. For the three months ended September 30, 2012, other income and expense included $0.6 million of acquisition-related expenses and a net $3.0 million of other expense. For the nine months ended September 30, 2012, other income and expense included $41.9 million of acquisition-related expenses, primarily related to the 2012 Change in Control Transaction and the abandoned initial public offering process, and a net $7.1 million of other expense. Of the $41.9 million of acquisition-related expenses, $15.2 million was incurred by TransUnion Holding and $26.7 million was incurred by TransUnion Corp.

Revenue
Total revenue increased $7.8 million and $35.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to increases in revenue in all operating segments as a result of improving economic conditions and revenue from our recent acquisitions of CRB, Zipcode, and eScan, partially offset by the impact of weakening foreign currencies on the 2013 revenue of our International segment. Excluding the impact of foreign currencies and revenue from CRB, Zipcode, and eScan, consolidated revenue grew 3.4% and 4.8% in each respective period compared to the prior year. Revenue by segment for the three- and nine-month periods was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
U.S. Information Services:
Online Data Services	$129.3	$128.4	$0.9	0.7%	$388.5	$375.5	$13.0	3.5%
Credit Marketing Services	31.5	32.7	(1.2)	(3.7)%	94.2	99.5	(5.3)	(5.3)%
Decision Services	27.5	25.0	2.5	10.0%	77.3	72.5	4.8	6.6%
Total U.S. Information Services	188.3	186.1	2.2	1.2%	560.0	547.5	12.5	2.3%

International:
Developed markets	24.6	22.8	1.8	7.9%	71.1	68.2	2.9	4.3%
Emerging markets	36.0	37.0	(1.0)	(2.7)%	106.4	105.7	0.7	0.7%
Total International	60.6	59.8	0.8	1.3%	177.5	173.9	3.6	2.1%

Interactive	50.6	45.8	4.8	10.5%	153.3	134.2	19.1	14.2%
Total revenue	$299.5	$291.7	$7.8	2.7%	$890.8	$855.6	$35.2	4.1%
U.S. Information Services Segment
USIS revenue increased $2.2 million and $12.5 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, with an increase in Online Data Services and Decision Services revenue and a decrease in Credit Marketing Services revenue in the three- and nine-month periods.

Online Data Services
Online Data Services revenue increased $0.9 million and $13.0 million for the three- and nine-month periods, respectively, compared to the same periods in 2012. The increases were due to an increase in average pricing and a 0.3% and 1.8% increase in online credit report unit volume in each respective period, primarily in the financial services market, as conditions in the consumer and housing credit market improved compared to 2012. Total credit report unit volume growth slowed beginning late in the second quarter of 2013 in the financial services market due to rising mortgage interest rates and the resulting decline in refinancings.
Credit Marketing Services
Credit Marketing Services revenue decreased $1.2 million and $5.3 million for the three- and nine-month periods, respectively, compared to the same periods in 2012. For the three-month period, the decrease was due primarily to a decrease in demand for custom data sets and archive information. For the nine-month period the decrease was due primarily to the impact of a large batch job recognized in the first quarter of 2012.
Decision Services
Decision Services revenue increased $2.5 million and $4.8 million for the three- and nine-month periods, respectively, compared to the same periods in 2012. For the three-month period, the increase was due primarily to revenue from our recent acquisition of eScan. For the nine-month period, the increase was due primarily to revenue from our recent acquisition of eScan and an increase in demand in the financial services market, partially offset by lost revenue from the disposal of a healthcare product line in March 2013.
International Segment
International revenue increased $0.8 million, or 1.3%, and $3.6 million, or 2.1%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Higher local currency revenue from increased volumes in most regions was partially offset by a 9.2% and 7.4% decrease in revenue for each respective period due to the impact of weakening foreign currencies. Excluding the impact of foreign currencies, revenue increased 11.6% and 10.2% for each respective period. Incremental revenue from our acquisitions of CRB and Zipcode accounted for a 2.2% and 3.0% increase in revenue for each respective period.
Developed Markets
Developed markets revenue increased $1.8 million, or 7.9%, and $2.9 million, or 4.3%, for the three- and nine-month periods, respectively, compared to the same periods in 2012 due primarily to an increase in revenue from increased volumes, partially offset by a reduction of 2.6% and 1.3% in each respective period due to the impact of a weakening Canadian dollar.
Emerging Markets
Emerging markets revenue decreased $1.0 million, or 2.7%, and increased $0.7 million, or 0.7%, for the three- and nine-month periods, respectively, compared to the same periods in 2012. An increase in volumes in most regions, including an increase of 3.5% and 5.0% in each respective period for our acquisitions of CRB and Zipcode, was offset by a 13.2% and 11.2% decrease in revenue for each respective period due to the impact of weakening foreign currencies. Approximately 49% and 52% of the emerging markets revenue for the three- and nine-month periods ended September 30, 2013, respectively, was from South Africa.
Interactive Segment
Interactive revenue increased $4.8 million and $19.1 million for the three and nine months ended September 30, 2013, compared to the same periods in 2012. This increase was due primarily to an increase in the average number of subscribers and volume in our indirect channel, and an increase in our average revenue per subscriber in our direct channel for each period.
Operating Expenses
Total operating expenses increased $19.8 million for the three months ended September 30, 2013, and decreased $0.1 million for the nine months ended September 30, 2013, compared to the same periods in 2012. The increase in the three-month period was due primarily to an increase in labor costs for investments in strategic initiatives primarily in our USIS segment and in Corporate, an increase in depreciation and amortization, expansion costs including the operating costs from our ZipCode and eScan acquisitions and an increase in variable product and advertising costs in our Interactive segment. These increases were partially offset by the impact of weakening foreign currencies on the 2013 expenses of our International segment. The decrease in the nine-month period was due primarily to $90.6 million of accelerated stock-based compensation and related expenses recorded by TransUnion Corp Predecessor in 2012 as a result of the 2012 Change in Control Transaction and the impact of weakening foreign currencies on the 2013 expenses of our International segment. These decreases were mostly offset by an increase in depreciation and amortization resulting primarily from the 2012 Change in Control Transaction, an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments, an increase in variable product and advertising costs in our Interactive segment, and the expansion costs including the operating costs of CRB, ZipCode and eScan. Operating expenses for the three- and nine-month periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of services	$115.9	$111.5	$4.4	3.9%	$354.9	$358.2	$(3.3)	(0.9)%
Selling, general and administrative	86.3	75.8	10.5	13.9%	264.5	298.5	(34.0)	(11.4)%
Depreciation and amortization	48.0	43.1	4.9	11.4%	138.5	101.3	37.2	36.7%
Total operating expenses	$250.2	$230.4	$19.8	8.6%	$757.9	$758.0	$(0.1)	—
Cost of Services
Cost of services increased $4.4 million and decreased $3.3 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in the three-month period was due primarily to an increase in labor costs for investments in strategic initiatives primarily in our USIS segment, an increase in variable product costs in our Interactive segment resulting from the increase in revenue, and expansion costs including the operating costs of our ZipCode and eScan acquisitions. These increases were partially offset by the impact of weakening foreign currencies on the 2013 expenses of our International segment. The decrease in the nine-month period was due primarily to $21.5 million of accelerated stock-based compensation expenses recorded by TransUnion Corp Predecessor in 2012 as a result of the 2012 Change in Control Transaction and the impact of weakening foreign currencies on the 2013 expenses in our International segment. These decreases were partially offset by an increase in labor costs for investments in strategic initiatives primarily in our USIS segment, an increase in variable product costs in our Interactive segment resulting from the increase in revenue, and expansion costs including the operating costs of our CRB, ZipCode and eScan acquisitions. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for further information about the impact of the 2012 Change in Control Transaction.
Selling, General and Administrative
Selling, general and administrative expenses increased $10.5 million and decreased $34.0 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in the three-month period was due primarily to an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments and in Corporate, an increase in advertising expense in our Interactive segment, the impact of a bad debt reversal in 2012 in our Interactive segment, and expansion costs including the operating costs of our ZipCode and eScan acquisitions. These increases were partially offset by the impact of weakening foreign currencies on the 2013 expenses of our International segment. The decrease in the nine-month period was due primarily to $69.2 million of accelerated stock-based compensation and related expenses recorded by TransUnion Corp Predecessor in 2012 as a result of the 2012 Change in Control Transaction and the impact of weakening foreign currencies on the 2013 expenses in our International segment. These decreases were partially offset by an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments, expansion costs including the operating costs of our CRB, ZipCode and eScan acquisitions, and an increase in advertising expense in our Interactive segment. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for further information about the impact of the 2012 Change in Control Transaction.
Depreciation and Amortization
Depreciation and amortization increased $4.9 million and $37.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in the three-month period was due primarily to depreciation related to business acquisitions and additional capital expenditures during the year. The increase in the nine-month period was due primarily to additional depreciation and amortization resulting from the fair value basis adjustments to the tangible and intangible assets made in connection with the 2012 Change in Control Transaction. See Note 2, “2012 Change in Control Transaction,” for further information about the portion of the purchase price allocated to tangible and intangible assets and their estimated useful lives.

Operating Income and Operating Margins

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Operating Income(1)
U.S. Information Services	$41.9	$47.5	$(5.6)	(11.8)%	$122.2	$114.0	$8.2	7.2%
International	9.0	9.9	(0.9)	(9.1)%	15.4	18.3	(2.9)	(15.8)%
Interactive	16.7	20.4	(3.7)	(18.1)%	48.0	44.4	3.6	8.1%
Corporate	(18.3)	(16.5)	(1.8)	(10.9)%	(52.7)	(79.1)	26.4	33.4%
Total operating income	$49.3	$61.3	$(12.0)	(19.6)%	$132.9	$97.6	$35.3	36.2%

Operating Margin
U.S. Information Services	22.3%	25.5%		(3.2)%	21.8%	20.8%		1.0%
International	14.9%	16.6%		(1.7)%	8.7%	10.5%		(1.8)%
Interactive	33.0%	44.5%		(11.5)%	31.3%	33.1%		(1.8)%
Total operating margin	16.5%	21.0%		(4.5)%	14.9%	11.4%		3.5%

Adjusted Operating Income(2)
U.S. Information Services	$41.9	$47.5	$(5.6)	(11.8)%	$123.8	$155.1	$(31.3)	(20.2)%
International	9.0	9.9	(0.9)	(9.1)%	17.7	32.7	(15.0)	(45.9)%
Interactive	16.7	20.4	(3.7)	(18.1)%	48.0	46.7	1.3	2.8%
Corporate	(18.3)	(16.5)	(1.8)	(10.9)%	(52.5)	(46.3)	(6.2)	(13.4)%
Total Adjusted Operating Income	$49.3	$61.3	$(12.0)	(19.6)%	$137.0	$188.2	$(51.2)	(27.2)%

Adjusted Operating Margin
U.S. Information Services	22.3%	25.5%		(3.2)%	22.1%	28.3%		(6.2)%
International	14.9%	16.6%		(1.7)%	10.0%	18.8%		(8.8)%
Interactive	33.0%	44.5%		(11.5)%	31.3%	34.8%		(3.5)%
Total adjusted operating margin	16.5%	21.0%		(4.5)%	15.4%	22.0%		(6.6)%

(1)
For the three and nine months ended September 30, 2013, operating income included additional depreciation and amortization as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction. The increase in depreciation and amortization in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was as follows: USIS $3.6 million; International $0.6 million; Interactive $0.4 million; and Corporate $0.4 million. The increase in depreciation and amortization in the nine months ended September 30, 2013, which is related primarily to the purchase accounting fair value adjustments, compared to the nine months ended September 30, 2012, was as follows: USIS $23.9 million; International $10.0 million; Interactive $2.1 million; and Corporate $1.3 million. For the nine months ended September 30, 2013, operating income included a $2.3 million loss on the disposal of a small operating company recorded in our International segment, a $1.1 million gain on the disposal of a healthcare product line recorded in our USIS segment and a $2.9 million one-time adjustment for a transaction tax related to prior years that was recorded in each segment and in Corporate as follows: USIS $2.6 million; and Corporate $0.3 million. For the nine months ended September 30, 2012, operating income included $90.6 million of accelerated stock-based compensation and related expense recorded by the Predecessor as a result of the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.1 million; International $14.4 million; Interactive $2.3 million; and Corporate $32.8 million. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for further information about the impact of the 2012 Change in Control Transaction.

(2)
See footnote 2 to Key Performance Measure for a discussion about Adjusted Operating Income, why we use it, its limitations, and the reconciliation to its most directly comparable GAAP measure, operating income.

Total operating income decreased $12.0 million for the three months ended September 30, 2013, and increased $35.3 million for the nine months ended September 30, 2013, compared to the same periods in 2012. For the three-month period, the decrease was due primarily to an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments, an increase in variable product costs and advertising in our Interactive segment, an increase in depreciation and amortization, and the impact of weakening foreign currencies on the 2013 results of our International segment. These increases in expense were partially offset by the increase in revenue. For the nine-month period, the increase was due primarily to $90.6 million of accelerated stock-based compensation and related expenses recorded by TransUnion Corp Predecessor in 2012 as a result of the 2012 Change in Control Transaction, partially offset by additional depreciation and amortization resulting from the 2012 Change in Control Transaction, an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments, an increase in variable product and advertising costs in our Interactive segment and the impact of weakening foreign currencies on the 2013 results of our International segment.

Margins for the USIS segment decreased in the three-month period due primarily to an increase in labor costs for investments in strategic initiatives. Margins for the USIS segment increased in the nine-month period due primarily to the accelerated stock-based compensation recorded in 2012, partially offset by the increase in depreciation and amortization, and an increase in labor costs for investments in strategic initiatives. Margins for the International segment decreased in the three-month period due primarily to an increase in labor costs for investments in strategic initiatives including integration costs for our ZipCode acquisition. Margins for the International segment decreased in the nine-month period due to the increase in depreciation and amortization, and an increase in labor costs for investments in strategic initiatives including integration costs for our CRB and ZipCode acquisitions, partially offset by the accelerated stock-based compensation recorded in 2012. Margins for the Interactive segment decreased in the three-month period due primarily to an increase in advertising and the impact of a bad debt reversal in 2012. Margins for the Interactive segment decreased in the nine-month period due primarily to an increase in advertising and depreciation and amortization, partially offset by the accelerated stock-based compensation recorded in 2012.
Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income	$0.8	$0.6	$0.2	33.3%	$1.3	$1.3	$—	—
Interest expense	(49.0)	(42.6)	(6.4)	(15.0)%	(148.1)	(117.9)	(30.2)	(25.6)%
Other income and expense, net:
Acquisition fees	(0.8)	(0.6)	(0.2)	(33.3)%	(6.4)	(41.9)	35.5	84.7%
Loan fees	(0.3)	(0.4)	0.1	25.0%	(3.6)	(3.8)	0.2	5.3%
Earnings from equity method investments	3.0	2.9	0.1	3.4%	10.3	9.4	0.9	9.6%
Dividends from cost method investments	—	—	—	—	0.5	0.4	0.1	25.0%
Other	(0.5)	(2.5)	2.0	80.0%	1.7	(3.3)	5.0	151.5%
Total other income and expense, net	1.4	(0.6)	2.0	333.3%	2.5	(39.2)	41.7	106.4%
Non-operating income and expense	$(46.8)	$(42.6)	$(4.2)	(9.9)%	$(144.3)	$(155.8)	$11.5	7.4%
Interest expense increased $6.4 million and $30.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due primarily to interest on the TransUnion Holding 9.625% notes and 8.125% notes, partially offset by lower interest on the TransUnion Corp senior secured term loan. Of the total interest expense for the three and nine months ended September 30, 2013, $24.1 million and $72.1 million, respectively, was interest on the TransUnion Holding notes. Of the total interest expense for the three and nine months ended September 30, 2012, $15.0 million and $31.4 million, respectively, was interest on the TransUnion Holding notes. See Note 9, “Debt,” for additional information on our interest expense.
For the nine months ended September 30, 2013, loan fees included $2.4 million of fees related to the modification of the TransUnion Corp senior secured term loan in March 2013. For the nine months ended September 30, 2012, loan fees included a $2.7 million fee for a bridge loan commitment for the 2012 Change in Control Transaction. Loan fees in all periods also include the amortization of deferred financing fees allocated to debt and the payment of fees for the unused revolving line of credit. See Note 9, “Debt,” for additional information on the senior secured term loan modification.

Acquisition fees represent costs we have incurred for acquisition-related efforts. For the nine months ended September 30, 2012, acquisition fees included $36.5 million of costs related to the 2012 Change in Control Transaction and the initial public offering expenses that were written off as we withdrew our registration statement due to the 2012 Change in Control Transaction. Of the $36.5 million 2012 Change in Control Transaction costs, $15.2 million was incurred by TransUnion Holding and $21.3 million was incurred by TransUnion Corp.
Provision for Income Taxes
On January 2, 2013, the look-through rule under subpart F of the U.S. Internal Revenue Code was retroactively reinstated to January 1, 2012. Consequently, in the first quarter of 2013, we reversed the tax expense we recorded for Subpart F income in 2012 due to the expiration of the look-through rule, resulting in a $4.6 million deferred tax benefit. We also recorded a $5.5 million deferred tax expense under ASC 740-30 for the effect that retroactively reinstating the look-through rule had on our deferred tax liability for pre-acquisition unremitted earnings accumulated as of April 30, 2012.

TransUnion Holding
For the three months ended September 30, 2013, the effective tax rate of 156% was higher than the 35% U.S. federal statutory rate due primarily to interim tax expense under ASC 740-270. For the three months ended September 30, 2012, the effective tax rate of 27.8% was lower than the 35% U.S. federal statutory rate due primarily to a favorable tax rate differential on the company’s foreign earnings.

For the nine months ended September 30, 2013, the effective tax rate was not meaningful as we recognized tax expense on a loss from operations due primarily to interim tax expense under ASC 740-270. From the date of inception through September 30, 2012, the effective tax rate of 52.6% was higher than the 35% U.S. federal statutory rate due primarily to the lapse of the look-through rule and non-deductible transaction costs related to the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the company’s foreign earnings.

TransUnion Corp
For the three months ended September 30, 2013, the effective tax rate of 28.3% was lower than the 35% U.S. federal statutory rate due primarily to a reduction in state deferred tax expense. For the three months ended September 30, 2012, the effective tax rate of 32.4% was lower than the 35% U.S. federal statutory rate due primarily to a favorable tax rate differential on the company’s foreign earnings.

For the nine months ended September 30, 2013, the effective tax rate of 30.9% was lower than the 35% U.S. federal statutory rate due primarily to a favorable tax rate differential on the company’s foreign earnings. For TransUnion Corp Successor, the effective tax rate of 36.4% for the five months ended September 30, 2012, was higher than the 35% U.S. federal statutory rate due primarily to the lapse of the look-through rule and state taxes, partially offset by a favorable tax rate differential on the company’s foreign earnings. For the four months ended April 30, 2012, TransUnion Corp. Predecessor reported a loss before income taxes. The effective tax benefit rate for this period of 18.0% was lower than the 35% U.S. federal statutory rate due primarily to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitation on our foreign tax credits.
Significant Changes in Assets and Liabilities
There were no significant changes in assets or liabilities between December 31, 2012 and September 30, 2013.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and Trans Union LLC’s senior secured revolving credit facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. TransUnion Corp will also pay cash dividends to TransUnion Holding to fund its debt service obligations. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving credit facility will be sufficient to finance our liquidity requirements for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $117.5 million and $154.3 million at September 30, 2013, and December 31, 2012, respectively, of which $84.5 million and $72.2 million was held outside the United States. As of September 30, 2013, we had $65.0 million of outstanding borrowings against the senior secured revolving credit facility and could borrow up to an additional $145.0 million.

Beginning in 2014, under the senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Note 9 “Debt,” for additional information.

Sources and Uses of Cash

(in millions)	TransUnion Holding Nine Months Ended September 30, 2013	TransUnion Holding Inception Through September 30, 2012	TransUnion Corp Predecessor Four Months Ended April 30, 2012	Combined Nine Months Ended September 30, 2012	$ Change Nine Month Period
Cash provided by operating activities	$111.1	$(17.9)	$52.4	$34.5	$76.6
Cash used in investing activities	(192.5)	(1,524.4)	(19.6)	(1,544.0)	1,351.5
Cash provided by financing activities	49.9	1,670.1	(45.0)	1,625.1	(1,575.2)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(0.6)	0.8	0.2	(5.5)
Net change in cash and cash equivalents	$(36.8)	$127.2	$(11.4)	$115.8	$(152.6)
Operating Activities
Cash provided by operating activities increased $76.6 million, from $34.5 million for the nine months ended September 30, 2012, to $111.1 million for the nine months ended September 30, 2013. The increase was due primarily to cash used in 2012 to pay option holders cash consideration based on the value of their options in connection with the 2012 Change in Control Transaction.
Investing Activities
Cash used in investing activities decreased $1,351.5 million, from $1,544.0 million for the nine months ended September 30, 2012, to $192.5 million for the nine months ended September 30, 2013. The decrease was due to cash used in 2012 to fund the 2012 Change in Control Transaction, partially offset by cash used for acquisitions in 2013.
Financing Activities
Cash provided by financing activities decreased $1,575.2 million, from $1,625.1 million for the nine months ended September 30, 2012, to $49.9 million for the nine months ended September 30, 2013. The decrease was due primarily to equity and debt proceeds received in 2012 to fund the 2012 Change in Control Transaction, partially offset by borrowings against our senior secured credit facility in 2013.
Capital Expenditures
Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risk. Expenditures are made primarily for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. During the third quarter of 2013 we began a strategic initiative to upgrade our technology platform to enable growth, promote innovation and to provide a competitive advantage. We are also are in the process of making improvements to our corporate headquarters facility.

Cash paid for capital expenditures increased $7.5 million, from $46.6 million for the nine months ended September 30, 2012, to $54.1 million for the nine months ended September 30, 2013. We expect total capital expenditures for the remainder of 2013 and 2014 to be higher than 2012 as a percent of revenue due to strategic initiatives, including the upgrade of our technology platform and improvements to our corporate headquarters.
Debt
Effect of Certain Debt Covenants
TransUnion Corp’s senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. During the third quarter of 2013, the Company borrowed $65.0 million against the revolving line of credit and became subject to the net leverage ratio covenant. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.00-to-1. The covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. The senior secured net leverage ratio for TransUnion Corp as of September 30, 2013, was 2.01 to 1. The senior secured net leverage ratio is the ratio of consolidated senior secured net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended September 30, 2013, totaled $429.7 million. Covenant EBITDA was higher than Adjusted EBITDA by $54.4 million for the trailing twelve-month period ended September 30, 2013, due to adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

Under the covenants of the instruments governing our senior debt, TransUnion Corp is restricted from making certain payments, including dividend payments to TransUnion Holding. As of September 30, 2013, and December 31, 2012, TransUnion Corp’s capacity to make these dividend distributions was restricted to approximately $140 million and $160 million, respectively.
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
We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at the time such statements were made. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; changes in federal, state, local or foreign tax laws; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; fluctuations in exchange rates; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors and uncertainties described above and in Part I, Item 1A, “Risk

Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and Part II, Item 1A, "Risk Factors," of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. Many of these factors are beyond our control.
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
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at September 30, 2013, was $475.0 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments including accrued interest as of September 30, 2013, was a liability of $1.8 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of September 30, 2013, of $1.1 million was included in accumulated other comprehensive income (loss). Through September 30, 2013, there were no gains or losses recognized related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument which are recorded as an adjustment to interest expense, began in June 2013. We do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

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

The following discussion describes material legal proceedings that arose, and any material developments in previously disclosed material legal proceedings that occurred other than ordinary routine litigation incidental to our business. Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 for a full description of our other material pending legal proceedings.

Investec Claim
An arbitration proceeding to ascertain whether the Company’s subsidiary has any liability with respect to this claim was held during the first quarter of 2013. On November 11, 2013, the arbitrator ruled in favor of Investec, holding that another subsidiary of the Company had an implied contract with Investec, and that subsidiary of the Company is liable to Investec for their losses. The Company plans on appealing the arbiter’s ruling. If we are not successful with respect to our appeal, there will be another arbitration focused on the amount of damages. Based on the evidence presented at the arbitration, the Company continues to believe that it has not done anything wrong with respect to the business relationship with Investec and has fully complied with its obligations under all written and oral agreements between the parties.

ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, and as discussed in “Risk Factors” included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
During the three months ended September 30, 2013, TransUnion Holding granted options to purchase 690,450 shares of its common stock at an exercise price of $11.42 to certain employees under the Company’s 2012 Management Equity Plan. The options granted were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.
There were no underwriters employed in connection with any of the transactions set forth above.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	7,786	$11.42	—	$—
August 1 to August 31	77,966	11.42	—	$—
September 1 to September 30	148	11.42	—	$—
Total	85,900	11.42	—	$—

(1)	Represents shares of TransUnion Holding’s common stock that were repurchased from employees exercising stock options or from ex-employees who sold shares back to the Company upon termination.

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

TransUnion Corp.

DATE: November 13, 2013	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: November 13, 2013	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Holding Company, Inc.

DATE: November 13, 2013	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: November 13, 2013	By	/s/ GORDON E. SCHAECHTERLE
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