Form 10-K
period 2013-12-31
TRANSUNION CORP.; TransUnion Holding Company, Inc.
filed 2014-02-27
CIK 1513514, 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

TransUnion Holding Company, Inc.	☒
TransUnion Corp.	☒

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

As of June 30, 2013, there was no established public market for TransUnion Holding Company, Inc. or TransUnion Corp.’s common stock, par value $0.01 per share.

As of January 31, 2014, there were 110,248,241 shares of TransUnion Holding Company, Inc. common stock outstanding. As of January 31, 2014, there were 100 shares of TransUnion Corp. common stock outstanding, all of which are held by TransUnion Holding Company, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
None

TRANSUNION HOLDING COMPANY, INC. AND TRANSUNION CORP.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2013

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
Explanatory Note
We operate TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp. ("TransUnion Corp") as one business, with identical management teams. We believe that combining the periodic reports of TransUnion Holding and TransUnion Corp into a common filing provides the following benefits:

•
Enhances investors’ understanding of TransUnion Holding and TransUnion Corp by enabling the investors to easily view the business as a whole, in the same manner that management views and operates the business;

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

PART I
Unless the context indicates otherwise, any reference to "TransUnion," the “Company,” “we,” “us,” and “our” refers to TransUnion Holding Company, Inc. (“TransUnion Holding”) with its direct and indirect subsidiaries, including TransUnion Corp., or to TransUnion Corp. and its subsidiaries for periods prior to the formation of TransUnion Holding.
2012 Change in Control Transaction
On April 30, 2012, TransUnion Corp. was acquired by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs & Co. (“GSC”, and together with Advent, the “Sponsors”), for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Corp. became a wholly-owned subsidiary of TransUnion Holding.

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
We have a global customer base that includes many of the largest companies in each of the primary industries we serve. For example, in the United States, we contract with nine of the ten largest banks, all of the major credit card issuers, nine of the ten largest property and casualty insurance carriers and we provide services to thousands of healthcare providers. In addition, we provide subscription-based interactive services directly and indirectly to a growing base of over one million consumers.
We manage our business through three operating segments: U.S. Information Services (“USIS”), International and Interactive.

•
USIS, which represented approximately 63% of our revenue in 2013, provides consumer reports, credit scores, verification services, analytical services, revenue management and decisioning technology to businesses in the United States. USIS offers these services to customers in the financial services, insurance, healthcare and other industries, and delivers them through both direct and indirect channels.

•
International, which represented approximately 20% of our revenue in 2013, provides services similar to our USIS and Interactive segments, and provides services in 32 countries outside the United States. Our International segment also provides automotive information and commercial data to our customers in select geographies.

•
Interactive, which represented approximately 17% of our revenue in 2013, provides services to consumers that help them understand and proactively manage their personal finances and protect them from identity theft. We sell our subscription based interactive services primarily through our website, www.transunion.com.

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
Growth Driven by Non-traditional Users of Consumer Data
Non-traditional users of consumer data are recognizing the value of credit information and analytical tools. Healthcare companies use these tools to manage their revenue cycle, capital markets participants use them to develop better valuations of securitized loan portfolios, and residential property managers use them to assess tenant qualifications and assist in leasing decisions. For example, to reduce collection risks healthcare providers are seeking information about their patients insurance coverage and ability to pay at the time of registration. We believe companies that can offer real-time, reliable data and technology will be best positioned to benefit from the increasing demand for and use of consumer data by non-traditional users.
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
Increased Consumer Focus on Managing Personal Finances and Protecting Against Identity Theft
Consumers are increasingly focused on proactively managing their finances and protecting their identities. According to a press release by the Federal Trade Commission in February 2013, identity theft was the top consumer complaint received by the agency in 2012. Tighter availability of credit and stricter lending practices are prompting individual consumers to seek a better understanding of their credit profile. As a result of these factors, an increasing number of consumers are accessing their credit reports and purchasing credit monitoring services.

Our Competitive Strengths
Global Leader in Information Management Solutions
We are one of only three leading global participants in the consumer credit and information management industry. Over the past 40 years, we have accumulated and built comprehensive proprietary databases and information management solutions. We believe that establishing an infrastructure to source, maintain and reliably deliver high quality consumer credit information in large volumes would be difficult, costly and take a new market entrant numerous years to complete. Together with our unconsolidated subsidiaries, we maintain credit files on over 500 million consumers and businesses worldwide. We have a diverse and stable global customer base, which includes many of the largest companies in each of the primary industries we serve, including financial services, insurance and healthcare. We believe that our scale, global footprint, credibility and strong position within these markets will allow us to capitalize on business opportunities in many countries and regions around the world and contribute to our long-term growth.
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

•
CreditVision—We continue to enhance our credit data, including new data fields, enriched values in existing data fields, and expanded account history. This enhanced credit data has been combined with hundreds of algorithms to produce our CreditVision solution.This market-leading solution provides more granularity and evaluates consumer behavior patterns over time, resulting in a more predictive view of the consumer.

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
Deep and Specialized Industry Expertise
We have developed an expertise in a number of industries, including financial services, insurance and healthcare, and have placed industry experts in key leadership positions throughout our organization. We believe that our published studies, which we base on behavioral research supported by predictive data sets, have enhanced our reputation within these industries. In addition, we have been able to apply our industry knowledge and data assets to form strategic partnerships with other leading companies in key industries to develop new solutions and revenue opportunities. For example, we have strengthened our position as a leading provider of credit information and analytic services to the personal property and casualty insurance industry by partnering with a vehicle history data provider to launch a vehicle history score that helps insurance carriers further segment risk based on the attributes of a specific automobile, such as the number of owners, odometer readings and vehicle condition. In the healthcare industry, we believe our insight into patient identity verification, credit, insurance eligibility, charity eligibility and payment estimation differentiates our revenue cycle management offerings for healthcare providers and payers relative to our competitors.

We believe that our industry knowledge, coupled with our collaborative customer approach, has made it possible for us to anticipate and address our customers’ needs and enables us to offer additional proprietary value-added services.
Strong Presence in Attractive International Markets
We currently provide services in 32 countries outside the United States in both developed and emerging markets with significant growth potential. In our developed markets, we have a strong presence in Canada, where we are one of only two significant consumer reporting agencies in the market, and in Hong Kong, where we are the only global consumer credit reporting company. We are also well-positioned as a first mover in several fast-growing emerging markets, such as India, where we partnered with Indian financial institutions to create the first credit bureau in 2003, and the Philippines, where we partnered with the top-five credit card issuers to form the first consumer credit bureau in that country in 2011. Since 1993, we have hosted the most extensive credit database in South Africa, which positions us well for further expansion in Africa. In 2012 we completed an acquisition that expands our presence into seven new African markets. In addition, we are a significant credit information and analytics provider in Latin America, where we own 25.69% of the largest credit bureau in Mexico, we are the majority owners of a credit bureau in Chile and we have a majority interest in both a credit decisioning services provider and a data enrichment and registry information servicer provider in Brazil. We believe that our flexible approach to forming local partnerships has allowed us to establish a foothold in certain markets ahead of our major competitors. We believe that our presence in international markets helps foster the growth and development of credit-based economies in these markets, resulting in accelerated demand for credit information services and analytics.
Strategic Initiatives
During 2012 and 2013 we launched various strategic initiatives that leverage our core capabilities and enhance our technology to diversify our revenue base and enable growth with strong margins. During the third quarter of 2013, we began a strategic initiative to upgrade our technology platform to enable growth, promote innovation and to provide a competitive advantage.
Attractive Business Model
We believe we have an attractive business model that has strong and stable cash flows from operations, diversified revenue streams, low capital requirements and favorable operating leverage. We own 100% of our U.S. consumer credit database and we typically obtain updated information at little or no cost, which provides us with an efficient cost structure and allows us to benefit from economies of scale. The integral role that our analytics play in our customers’ decision-making processes and the proprietary and embedded nature of our solutions have historically translated into high customer retention and revenue visibility. We have enjoyed long-standing relationships with our customers, including relationships over ten years with each of our top ten USIS financial services customers. During 2012 and 2013 we launched various strategic initiatives that leverage our core capabilities and enhance our technology to diversify our revenue base and enable growth with strong margins. One of these initiatives that began in the third quarter of 2013 was the upgrade of our technology platform.
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
Proven and Experienced Management Team
Our experienced senior management team has a track record of strong performance and significant expertise in the markets we serve. This team has overseen our expansion into new industries and geographies while managing ongoing cost-saving initiatives. As a result of the sustained focus of our management team, we maintained stable operating performance throughout the economic downturn and have grown the business as conditions have improved. See “Management” for additional information.
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
Enter New Geographic Markets. We will continue to expand by forming alliances with financial services institutions, industry associations, and other local partners, and by pursuing strategic acquisitions. From our bases in Hong Kong, Latin America and South Africa we seek to expand to other countries in those regions. For example, in 2011, we launched the first consumer credit bureau in the Philippines in partnership with the top-five credit card issuers in that market. In 2011, we acquired an 80% ownership interest in Crivo, marking our entry into Brazil. In 2012, we completed an acquisition of an 85% interest in a credit information and collections business that further expanded our presence into seven additional African countries. In 2013 we acquired an 80% ownership interest in Data Solutions Serviços de Informática Ltda. (“ZipCode”), further expanding our footprint in Brazil. We expect to continue to develop operations in new markets around the world.
Focus on Underpenetrated and Growth Industries
We continue to focus on underpenetrated and growth industries in the United States, such as insurance and healthcare, where we believe information-based analytics and decisioning technologies are currently underutilized. Insurers have seen an increase in claims dollars paid, reinforcing their need to price risk appropriately. We offer a range of solutions, including new fraud detection tools and predictive scores that improve accuracy and efficiency for the quoting and underwriting process. In the healthcare industry, we expect that healthcare providers will increase demand for information to determine their patients' insurance coverage and ability to pay and for healthcare providers and payers to increase demand for analytics to measure the quality of care in their network. Our strategy is to automate the insurance and payment processes at the beginning of the revenue cycle, help payers analyze claim-related data and facilitate performance reporting and at the same time help patients make informed decisions. This includes helping healthcare providers inform patients about their out-of-pocket costs prior to providing healthcare services so that the financial obligation of the patient is known by both parties prior to the services being provided. To capitalize on this trend, we acquired a 100% ownership interest in two healthcare industry service providers, Financial Healthcare Systems, LLC (“FHS”) in 2011 and e-Scan Data Systems, Inc. (“eScan”) in 2013.
Expand Interactive Business
Consumers are becoming increasingly aware of the need to proactively manage their personal finances. They also recognize the need to protect their identities in the face of many highly publicized data breaches. In order to meet the growing market demand for credit monitoring and identity fraud protection services and deepen customer loyalty, we will continue to invest in consumer-driven product enhancements. We have developed a data-driven customer acquisition strategy and will focus our advertising dollars on paid search and display ads, and are expanding into new channels such as mobile and social media. In addition to our direct to consumer offering, we will continue to make our services available on a wholesale basis to strategic partners who combine our services with their own offerings. This strategy allows us to test market new product enhancements and configurations with minimal investment. We plan to leverage the success of our U.S.-based Interactive business to offer similar services in our international markets.
Pursue Strategic Acquisitions
We will evaluate and pursue strategic acquisitions in order to accelerate growth within our existing businesses, and diversify into new businesses. We are focused on opportunities that expand our geographic footprint and the breadth and depth of services, including acquiring proprietary datasets and industry expertise in our key industries. For example, we expanded into Brazil and Chile and enhanced our domestic healthcare offerings through various acquisitions. The most recent example was our December 2013 acquisition of TLO, LLC ("TLO"), an information management company providing data solutions for identity authentication, fraud prevention and debt recovery. From time to time we may also seek to increase our investments in foreign entities where we hold a minority interest. We will continue to pursue acquisitions that provide opportunities for long-term value creation by expanding our capabilities, expertise and geographic reach. We plan to maintain our disciplined approach to any acquisition.
Segment Overview
We manage our business and report our financial results in three operating segments: USIS, International and Interactive. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data—Combined Notes to Consolidated Financial Statements,” Note 16, “Operating Segments,” for further information about our segments.
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
Online Data Services
Online Data Services are delivered in real-time to qualified businesses to help them assess the financial viability and capacity, or risk, of prospective consumers seeking to access credit. The primary source for these services is our consumer credit database. This database contains the name and address of most U.S. adults, a listing of their existing credit relationships and their timeliness in repaying debt obligations. The information in our database is voluntarily provided by thousands of credit-granting institutions and other data furnishers, such as public utilities. We also actively collect, directly and through vendors, information from courts, government agencies and other public records. This data is updated, audited and monitored on a regular basis. Information such as credit reports, credit characteristics, predictive scores and identity authentication services are created from the primary underlying data. Collectively, the reports, characteristics and scores, with variations tailored for specific industries, form the basis of Online Data Services.
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
Developed Markets
We offer online data services, credit marketing services and decision services in developed markets other than the United States, which include Canada, Hong Kong and Puerto Rico. Revenue from developed markets accounted for approximately 40% of our International revenue in 2013.
Canada—We have operated in Canada since 1989 and are one of only two significant consumer reporting agencies in the Canadian market. Revenue from these operations accounted for approximately 64% of our developed markets revenue in 2013.
Hong Kong—We have had a majority ownership interest in the principal consumer credit reporting company in Hong Kong since 1998. Revenue from these operations accounted for approximately 28% of our developed markets revenue in 2013.
Puerto Rico—We entered the Puerto Rican market in 1985 through an acquisition. Revenue from these operations accounted for approximately 8% of our developed markets revenue in 2013.
Emerging Markets
Together with our unconsolidated subsidiaries, we also provide online data services, credit marketing services and decision services in emerging markets, such as South Africa, Mexico, India, Brazil, and other countries in the Africa, Latin American and Asia-Pacific regions. Once credit databases are established in these markets, we can introduce services that have demonstrated success in developed markets. We believe that our flexible approach to forming local partnerships has allowed us to establish a foothold in certain emerging markets where our major competitors have not, such as Mexico and the Philippines. We also believe that our presence in emerging markets helps foster the growth and development of credit-based economies in these markets, thereby resulting in an accelerated demand for credit information services and analytics. Revenue from emerging markets accounted for approximately 60% of our International revenue in 2013.
Africa—Since 1993, we have hosted the most extensive credit database in South Africa, which positions us well for expansion into the rest of the African continent. In addition to our traditional credit reporting services, we offer auto information solutions and commercial credit information services. South Africa accounted for approximately 49% of our emerging markets revenue in 2013. Our presence in South Africa has allowed us to expand into surrounding countries including Kenya, Namibia, Swaziland, Botswana, Zimbabwe, Mozambique, Zambia, Rwanda, Malawi, Tanzania and Uganda.
Latin America—We have been active in Latin America since 1996 and have operations in several Central and South American countries, including a strong presence in the Dominican Republic, and a 25.69% ownership interest in TransUnion de México, S.A., the primary credit bureau in Mexico. In Guatemala, we maintain a centralized database that services Guatemala, Honduras, Nicaragua, El Salvador and Costa Rica. We expanded our footprint in Latin America through our acquisition of majority interests in a Chilean credit bureau in 2010, a Brazilian decisioning services provider in 2011 and a Brazilian data enrichment and registry information services provider in 2013.

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
Direct—We offer services directly to consumers, primarily on a subscription basis through our website, www.transunion.com, to help consumers manage their personal finances and protect them against identity theft. These services include: credit reports, credit scores and analysis, identity risk score and alerts, alerts to changes in credit reports and scores, debt analysis, scores specific to the insurance industry and the ability to restrict third-party access to a consumer’s credit report. We complement these features with personalized content that explains how credit and financial data is used in various industries to evaluate consumers and how a consumer’s financial choices impact this evaluation. Our objective is to acquire and retain quality customers in an efficient manner. We acquire customers primarily through performance-based, data-driven advertising channels, including paid search and online display, where we can precisely measure the return on our advertising spend. We continually enhance our content and add new features to increase the value of our services to our customers. Approximately 61% of Interactive revenue came from our direct channel in 2013.
Indirect—We offer our services wholesale to strategic partners who combine them with their own offerings and sell them to consumers and businesses in such areas as financial services, commercial insurance and online membership clubs. Through these partnerships we are able to test new content and product features with minimal investment. Approximately 39% of Interactive revenue came from our indirect channel in 2013.
Corporate
Corporate provides support services to each operating segment, holds investments and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are primarily enterprise-level costs and are administrative in nature.
Markets and Customers
We have a highly diversified customer base, with our largest customer accounting for approximately 2.9% of revenue in 2013. Our top ten customers accounted for approximately 20.1% of revenue in 2013. A substantial portion of our revenue is derived from companies in the financial services industry.
We have operations in 33 countries including the United States, South Africa, Canada, Hong Kong, Puerto Rico, Mexico, the Dominican Republic, India, Brazil, Trinidad and Tobago, Guatemala, Chile, Costa Rica, Honduras, Nicaragua, El Salvador, Kenya, Botswana, and the Philippines. The following table summarizes our revenue based on the country where the revenue was earned:

	Approximate percent of consolidated revenue
Country	2013	2012	2011
United States	80%	79%	79%
South Africa	6%	7%	9%
Canada	5%	5%	6%
Other	9%	9%	6%
The following table summarizes long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset:

	Approximate percent of long-lived assets
Country	2013	2012	2011
United States	85%	81%	80%
South Africa	3%	5%	5%
Canada	3%	4%	2%
Other	9%	10%	13%
For additional information about geographical information see Part II, Item 8, “Financial Statements and Supplementary Data—Combined Notes to Consolidated Financial Statements,” Note 16, “Operating Segments.” For additional information about risks related to our foreign operations see Part I, Item 1A, “Risk Factors.”
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
As part of our program, a business unit’s continuity plan is periodically updated and stored in a centralized database. These plans are monitored and reviewed by our compliance team. From time to time, our compliance team tests one or more of these plans using desktop exercises or in connection with actual events (for example, recent extreme winter weather events in Chicago, Illinois). We also periodically test the state of preparedness of our most critical disaster recovery procedures. For our primary U.S. data center we have system redundancy plans that allow for the transfer of capacity in the event there is a failure of computer hardware or a loss of our primary telecommunications line or power source. We also maintain a recovery site in Gaithersburg, Maryland that is managed by a third-party to recover the majority of our operational capacity should our redundancy program fail.
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
Intellectual Property and Licensing Agreements
Our intellectual property is a strategic advantage and protecting it is critical to our business. Because of the importance of our intellectual property, we treat our brand, software, technology, know-how, concepts and databases as proprietary. We attempt to protect our intellectual property rights under the trademark, copyright, patent, trade secret, and other intellectual property laws of the United States and other countries as well as through the use of licenses and contractual agreements, such as nondisclosure agreements. While we hold various patents, we do not rely primarily on patents to protect our core intellectual property. Through contractual arrangements, disclosure controls and continual associate training programs, our principal focus is to treat our key proprietary information and databases as trade secrets. Also, we have registered certain trademarks, trade names, service marks, logos, internet URLs and other marks of distinction in the United States and foreign countries, the most important of which is the trademark “TransUnion.” This trademark is used in connection with most of the services we sell and we believe it is a known mark in the industry.
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
Legal and Regulatory Matters
Compliance with legal and regulatory requirements is a top priority. Numerous laws govern the collection, protection, dissemination and use of the non-public personal information we have in our possession. These laws are enforced by federal, state and local regulatory agencies, foreign regulatory authorities and, in some instances, through private civil litigation.
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

•
State Fair Credit Reporting Acts—Many states have enacted laws with requirements similar to the federal FCRA. Some of these state laws impose additional, or more stringent, requirements than the federal FCRA. The FCRA preempts some of these state laws but the scope of preemption continues to be defined by the courts.

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
Employees
As of December 31, 2013, we employed approximately 3,700 employees throughout the world. Other than employees in Chile and Brazil, none of our employees is currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.
Corporate Information
TransUnion Holding Company, Inc. ("TransUnion Holding") was incorporated in Delaware on February 15, 2012, and acquired TransUnion Corp. ("TransUnion Corp") on April 30, 2012. TransUnion Corp was incorporated in Delaware on December 2, 2004, and spun off from Marmon Holdings, Inc. on January 1, 2005. Our corporate headquarters are located at 555 West Adams Street, Chicago, Illinois, 60661. Our general telephone number is 312-985-2000.
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
ITEM 1A. RISK FACTORS
Risk Factors
You should consider carefully the risks and uncertainties described below. The following risks and uncertainties could materially affect our business, financial condition or results of operations. Although these are the risks and uncertainties we believe are most important for you to consider, you should know that they are not the only risks or uncertainties facing us or which may adversely affect our business, financial condition and operating results.
Our revenues are concentrated in the U.S. consumer credit and financial services industries. When these industries or the broader financial markets experience a downturn, demand for our services, our revenues and the collectability of receivables may be adversely affected.
Our largest customers depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could result from concerns regarding the debt ceiling and government spending debate in the United States. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our businesses and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in demand, and the volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect our business in 2008 caused a greater focus on expense reduction by our customers and led to a decline in their account acquisition mailings, which resulted in reduced revenues from our credit marketing programs. In addition, financial institutions tightened lending standards and granted fewer mortgage loans, student loans, automobile loans and other consumer loans. As a result, we experienced a reduction in our credit report volumes. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth or collect our receivables. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

Data security and integrity are critically important to our business, and breaches of security, unauthorized disclosure of confidential information, denial of service attacks or the perception that confidential information is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.
We own and host a large amount of highly sensitive and confidential consumer information including financial information, personally identifiable information and protected health information. This data is often accessed through secure transmissions over public and private networks, including the internet. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot assure you that systems that access our services and databases will not be compromised, whether as a result of criminal conduct, advances in computer hacking or otherwise. Several recent, highly publicized data security breaches or denial of service ("DDoS") attacks have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data or inability of our customers to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business, and significantly harm our reputation.
As a nationwide consumer credit reporting company in the United States, we maintain files on over 200 million active consumer credit participants. These files contain non-public personal information and we have implemented technical and physical security policies, procedures and systems we believe are reasonably designed to protect this information from unauthorized access. Due to the sensitive nature of the information we maintain, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to our systems or data, or to inhibit our ability to deliver products or services to a consumer or a business customer. We, with other United States nationwide consumer credit reporting companies, from time-to-time share events that may be targeted at our industry to better understand and monitor our systems and our connectivity to our customers, as well as how specific solutions that were implemented to protect against such attacks are performing.
In May 2013, we were subjected to a DDoS attack on the network connectivity that we use to service our consumer customers and deliver products in North America. A DDoS attack is an attempt to intentionally paralyze a computer network by flooding it with data sent simultaneously from many individual computers. While the incident lasted for approximately 24 hours, our mitigation strategy was effective and the impact on our business was minimal. We did not experience any loss of data as a result of the attack.  In March 2013, one or more individuals illegally accessed several celebrities' individual consumer files by obtaining considerable amounts of non-public personal information about those celebrities from other sources unaffiliated with TransUnion. With that information, the perpetrators were able to successfully impersonate these celebrities in online connections and fraudulently obtained their credit reports, principally from AnnualCreditReport.com, the website maintained by TransUnion and the other nationwide consumer credit reporting agencies through which consumers may obtain their free credit report once every twelve months from each of the nationwide consumer credit reporting companies. As a result of this incident, we added additional controls that strengthened our authentication parameters.
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, federal and state laws provide for over 40 disparate notification regimes, all of which we are subject to. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
If we experience system failures, personnel disruptions or capacity constraints, or our customers do not modify their systems to accept new releases of our distribution programs, the delivery of our services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of revenues or customers.
Our ability to provide reliable service largely depends on our ability to maintain the efficient and uninterrupted operation of our computer network, systems and data centers, some of which have been outsourced to third-party providers. In addition, we generate a significant amount of our revenues through channels that are dependent on links to telecommunications providers. Our systems, personnel and operations could be exposed to damage or interruption from fire, natural disasters, power loss, war, terrorist acts, civil disobedience, telecommunication failures, computer viruses, DDoS attacks or human error. For example, in 2007, a service interruption occurring during a routine maintenance visit by one of our hardware vendors resulted in a disruption in our ability to deliver data and services for almost 24 hours. We may not have sufficient redundant operations to cover a loss or failure of our systems in a timely manner. Any significant interruption could severely harm our business and reputation and result in a loss of revenue and customers.
We could lose our access to data sources which could prevent us from providing our services.
Our services and products depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public records depositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
Our business is subject to significant international, federal, state and local laws and regulations, including, but not limited to, privacy and consumer data protection, financial, tax and labor regulations. See “Business—Legal and Regulatory Matters” for a description of select regulatory regimes to which we are subject. These laws and regulations are complex, change frequently and have tended to become more stringent over time. We currently incur significant expenses in our attempt to ensure compliance with these laws. In the future we may be subject to significant additional expense to investigate, defend, or remedy violations of these laws and regulations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class-action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our services are sold into regulated industries, we must comply with additional regulations in marketing our services into these industries, including, but not limited to, state insurance laws and regulations and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).
Certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We incurred liability in the past, for example, as a result of a determination by a federal consumer protection agency in the late 1990s that a particular marketing practice common to the industry was unlawful under the FCRA. In 2008, without admitting or denying liability, we agreed to settle the resulting private civil litigation that was based on that federal agency’s determination and paid $75.0 million to the settlement class. See “Part I, Item III, Legal Proceedings—Privacy Litigation. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.
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
The Dodd-Frank Act gives the CFPB authority to conduct examinations or investigations and otherwise supervise certain nondepository institutions that are larger participants of a market for other consumer financial products or services, as defined by rule. Noting that the consumer reporting market is of “fundamental importance to the market for consumer credit,” the CFPB announced that credit reporting companies like us are subject to the CFPB’s supervision program under the larger participant rule. The CFPB has broad enforcement powers with regard to federal consumer financial laws. The CFPB may conduct examinations and investigations, issue subpoenas and bring civil actions in federal court for violations of the federal consumer financial laws including the FCRA. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for knowing violations. The CFPB has initiated periodic examinations of us and the consumer credit reporting industry, which could result in new regulations or enforcement actions or proceedings. See Part I, Item III, Legal Proceedings.
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
Changes in legislation or regulations governing consumer credit reports, consumer privacy and identity theft may affect our ability to collect, manage and use personal information.
Public concern is high with regard to the operation of credit bureaus in the United States, as well as the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, and department of motor vehicle data, and other behavioral data. U.S. federal and state laws (as well as laws in many of the other countries where we do business) already regulate credit bureaus and the collection and use of personal data; but additional legislative or regulatory efforts, or an action by Executive Order of the President of the United States, could further regulate credit bureaus, the collection, use, access, accuracy, obsolescence, sharing, correction and security of this personal information.
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
Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the CFPB and the FTC) or state (e.g., state attorneys general) authorities or by consumers. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy, and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class actions against us and obtain statutorily prescribed damages. While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us. For example, in 2008, pursuant to the terms of a settlement agreement with respect to certain class action proceedings, which we refer to as the Privacy Litigation, we paid $75.0 million into a fund for the benefit of class members and offered approximately 600,000 individuals up to nine months of free credit monitoring services. Moreover, in 2009, pursuant to a settlement agreement we agreed with the other two defendants in a class action proceeding, which we refer to as the Bankruptcy Tradeline Litigation, to deposit $17.0 million, our share of the $51.0 million total settlement, into a settlement fund for the benefit of class members. Our insurance coverage may be insufficient to cover adverse judgments against us. See Part I, Item III, Legal Proceedings for further information regarding the Privacy Litigation, the Bankruptcy Tradeline Litigation and other material pending litigation or investigations.
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
As of December 31, 2013, the book value of our debt was approximately $2,886.9 million consisting of $1 billion aggregate principal amount of senior unsecured PIK toggle notes recorded at $998.3 million to account for the unamortized original issue discount, $1,123.5 million of outstanding borrowings under Trans Union LLC’s senior secured credit facility, $645.0 million aggregate principal amount of senior notes issued by Trans Union LLC recorded at $740.9 million after giving effect to the purchase accounting fair value adjustment in connection with the 2012 Change in Control Transaction and $4.2 million of other debt. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures and credit agreements governing our debt will limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional debt, the priority of that debt may impact the ability of existing debt holders to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us, subject to collateral arrangements. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness. In addition, the capacity under the Trans Union LLC senior secured credit facility may be increased by an additional $350.0 million plus an additional amount of indebtedness under the senior secured credit facility or separate facilities permitted by the senior secured credit facility so long as certain financial conditions are met, subject, in each case, to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. These additional amounts, as well as amounts outstanding under the existing senior secured credit facility, would be secured indebtedness and, therefore, effectively senior to our notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
If we cannot make our scheduled debt payments, we will be in default and all outstanding principal and interest on our debt may be declared due and payable, the lenders under Trans Union LLC’s senior secured credit facility could terminate their commitments to loan money, Trans Union’s secured lenders (including the lenders under Trans Union LLC’s senior secured credit facility) could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
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
Our Interactive segment experiences competition from emerging companies. For example, prior to January 2008, Equifax and Experian were our top competitors for direct-to-consumer credit services, such as credit reports and identity theft protection services. In the past few years, there has been an influx of non-bureau companies offering similar services, some leveraging the free services that we must provide by law. These developments have resulted in increased competition.
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
We rely primarily on cash from operations to fund our working capital and business growth. We may require additional capital from equity or debt financing in the future, the availability of which is dependent on, among other things, market and general economic conditions. Our access to funds under short-term credit facilities is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity, or due to changing or increased regulations.
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
Our success depends on our ability to attract and retain experienced management, sales, research and development, analytics, marketing and technical support personnel. If any of our key personnel were unable or unwilling to continue in their present positions, it may be difficult to replace them and our business could be seriously harmed. If we are unable to find qualified successors to fill key positions as needed, our business could be seriously harmed. The complexity of our services requires trained customer service and technical support personnel. We may not be able to hire and retain such qualified personnel at compensation levels consistent with our compensation structure. Some of our competitors may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expense replacing employees and our ability to provide quality services could diminish, resulting in a material adverse effect on our business. See “Management” for additional information.
Affiliates of our Sponsors own substantially all of the equity interests in us and may have conflicts of interest with us or the holders of our debt.
As a result of the 2012 Change in Control Transaction, investment funds affiliated with our Sponsors control our company interests and a majority of the seats on our board of directors. As a result, and pursuant to the Major Stockholders' Agreement, affiliates of our Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors regardless of whether our management or the holders of our debt, including the notes, believe that any such transaction is in their own best interests. For example, affiliates of our Sponsors could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with our Sponsors continue to own a significant amount of our equity interests or otherwise control a majority of our board of directors, the Sponsors will continue to be able to strongly influence or effectively control our decisions. In addition, we are permitted and expect to pay, from time to time, advisory and other fees, pay dividends and make other restricted payments to the Sponsors under certain circumstances and the Sponsors or their affiliates may have an interest in our doing so. In addition, the Sponsors have no obligation to provide us with any additional debt or equity financing.
The Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. The Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Holders of our notes should consider that the interests of the Sponsors may differ from their interests in material respects.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Properties
Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. We also own a data center building in Hamilton, Ontario, Canada. As of December 31, 2013, we lease space in approximately 75 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.
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
On a regular basis we accrue reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 18, “Contingencies,” for additional information about these reserves. However, for certain cases described below we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar cases pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these cases we do not believe based on currently available information that the outcomes will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period.
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims (threatened or pending) against us and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
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
The Privacy Litigation, which issues have been actively litigated by the Company for close to 20 years, was the result of our sale of information, including names and addresses of individuals, to businesses for marketing purposes. The FTC challenged our target marketing practice in 1992, which challenge resulted in a final decision rendered in 1999 holding that certain target marketing lists that we sold were consumer reports as defined in the FCRA, and were sold for purposes not permitted under the FCRA. Following that decision, the fifteen purported class actions were filed, alleging that each target marketing list was sold in willful violation of the FCRA and seeking statutory damages.
A settlement of the Privacy Litigation and the Louisiana Action was approved on September 17, 2008 (the “Settlement”). The Louisiana Action was dismissed in connection with the Settlement. Pursuant to the terms of the Settlement, we paid $75.0 million into a fund for the benefit of class members on July 7, 2008, and approximately 100,000 individuals took advantage of our offer of free credit monitoring services. All class members released their procedural rights to pursue the claims alleged in these matters through the pending, or any new, class action. However, all class members (other than the named plaintiffs in the Privacy Litigation and the Louisiana Action) did retain their right to bring a separate, individual claim against us for the violations alleged in these matters provided these claims were asserted on or before September 16, 2010 (the “PSCs”). The Settlement provides that any money remaining in the fund after payment of notice costs, class counsel fees and administrative expenses will be used to satisfy any such PSCs, with remaining funds distributed on a pro-rata basis to class members who elected to receive a potential cash payment in the Settlement as part of the consideration to release their procedural rights.
Through court monitored mediation with counsel representing the class members and the PSC claimants, we entered into agreements to settle substantially all of these PSCs for payments from the Settlement fund to bring this matter to conclusion. Payments from the Settlement fund have been made in accordance with the terms of the agreements entered into with the settling PSCs. After numerous hearings on this matter, the Court, on February 22, 2013, issued a final order approving the distributions from the Settlement fund that was created by the Company and terminated the proceedings. This final order was agreed to by all class counsel except one, who sought a review of the final order and certain interlocutory orders in the United States Court of Appeals for the Seventh Circuit. On January 23, 2014, the United States Court of Appeals affirmed the final order as well as orders approving the PSC settlements and our corresponding disbursements, effectively terminating this action.

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
In 2009, we also agreed, with the other two defendants, to settle the monetary claims associated with this matter for $17.0 million each ($51.0 million in total), which amount will be distributed from a settlement fund to pay the class counsel’s attorney fees, all administration and notice costs of the fund to the purported class, and a variable damage amount to consumers within the class based on the level of harm the consumer is able to confirm. Our share of this settlement was fully covered by insurance. Final approval of this monetary settlement by the Court occurred in July 2011. Certain objecting plaintiffs appealed the Court’s final approval of the monetary settlement and, in April 2013, the United States Court of Appeals for the Ninth Circuit reversed the final approval order and remanded the matter to the District Court. The rationale provided by the United States Court of Appeals was not that the proposed settlement was unfair or defective, but that named class counsel and certain named plaintiffs did not adequately represent the interests of the class because of certain identified conflicts. Objecting counsel to the settlement has sought to become new class counsel and the District Court has denied this request. Objecting counsel is currently seeking an interlocutory appeal of this ruling to the United States Court of Appeals for the Ninth Circuit.
If the monetary settlement is not ultimately upheld, we expect to vigorously litigate this matter and to assert what we believe are valid defenses to the claims made by the plaintiffs. Regardless of what occurs next, we believe we have not violated any law, have valid defenses and are willing to aggressively litigate this matter. We do not believe any final resolution of this matter will have a material adverse effect on our financial condition.
Virginia Public Records
This purported class action (Donna K. Soutter v. Trans Union LLC No. 3:10-cv-00514-HEH, United States District Court for the Eastern District of Virginia) was filed in 2010 and alleges that we fail to maintain reasonable procedures to assure maximum possible file accuracy with respect to the collection and reporting of the satisfaction, release, dismissal or appeal of judgments entered in the Virginia state court system. Similar cases are pending against our competitors. We, like our competitors, contract with a third-party vendor to collect public records on a timely basis. The plaintiff alleges that the diligence used to gather and report satisfactions, releases, dismissals or appeals is inadequate and that the established intervals between trips to the various Virginia state courthouses to gather this information is too infrequent. In January 2014, we agreed to settle this matter for a cash payment and six months of our Internet-based single bureau credit monitoring service for no charge. The proposed settlement has been preliminarily approved by the Court and a final fairness hearing is expected to be held in mid-March 2014. If the settlement does not receive final approval, we intend to vigorously defend this matter as we believe we have acted in a lawful manner.
OFAC Alert Service
As a result of a decision by the United States Third Circuit Court of Appeals in 2010 (Cortez v. Trans Union LLC), we modified one of our add-on services we offer to our business customers that was designed to alert our customer that the consumer, who was seeking to establish a business relationship with the customer, may potentially be on the Office of Foreign Assets Control, Specifically Designated National and Blocked Persons alert list (the “OFAC Alert”). The OFAC Alert service is meant to assist our customers with their compliance obligations in connection with the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.
In Ramirez v. Trans Union LLC, (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California) that was filed in 2012, the plaintiff has alleged that: the OFAC Alert service does not comply with the Cortez ruling; we have willfully violated the FCRA and the corresponding California state-FCRA based on the Cortez ruling by continuing to offer the OFAC Alert service, and; there are one or more classes of individuals who should be entitled to statutory damages (i.e., $100 to $5,000 per person) based on the allegedly willful violations. In addition to the Ramirez action, the same lawyers representing Ramirez (who also represented the plaintiff in Cortez) have filed two additional alleged class actions in 2012 (Miller v. Trans Union, LLC, No. 12-1715-WJN, United States District Court for the Middle District of Pennsylvania; and Larson v. Trans Union, LLC, No. 12-5726-JSC, United States District Court for the Northern District of California) and one in 2014 (Amit Patel, et al. v. TransUnion LLC, TransUnion Rental Screening Solutions, Inc. and TransUnion Background Data Solutions, No. 14-cv-0522-LB, United States District Court for the Northern District of California) claiming that our process for disclosing OFAC information to consumers, or how we match OFAC information to a consumer's name or other identifying information, violates the FCRA and, in some instances, the corresponding California state-FCRA. Class action certification proceedings are progressing with respect to the Ramirez, Miller and Larson actions. With respect to the Patel action, in addition to the OFAC issue it seeks to collapse all TransUnion FCRA regulated entities into a single entity. This matter is at a very early stage in its proceedings.
We intend to vigorously defend these matters as we believe we have acted in a lawful manner.
AG Investigation
In 2012 the Columbus Dispatch, a daily newspaper in Columbus, Ohio, published a series of four articles allegedly exposing improper or questionable practices by the three nationwide consumer reporting agencies (TransUnion, Equifax and Experian). As a result of these articles, the Attorney General of the State of Ohio commenced a multi-state attorney general investigation into certain practices of the nationwide consumer reporting agencies. In addition, the Attorneys General for the State of New York and the State of Mississippi have commenced separate investigations into the same matters being reviewed by the multi-state attorney general investigation. We are currently responding to documentary requests in connection with this investigation. We do not believe we have violated any law and intend to vigorously defend any claim that may result from these investigations.
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
Investec Claim
A discontinued operation of the Company, and a Company subsidiary in South Africa, are the subject of claims brought by Investec Bank Limited as a result of the relationship these entities supposedly had with Investec and its affiliates in connection with certain non-prime auto loans made by Investec in 2006, 2007 and 2008 (Investec Bank Limited, TransUnion Decision Support Services (Pty) Limited and TransUnion ITC Receivables & Management (Pty) Limited - Johannesburg South Africa). Investec claims that it relied on certain services provided by the Company’s subsidiary in connection with the underwriting of the auto loans and these services were negligently performed. As a result Investec is seeking approximately $10 million as damages for the losses it allegedly suffered that were caused by this relationship. An arbitration proceeding to ascertain whether the Company’s subsidiary has any liability with respect to this claim was held during the first quarter of 2013. On November 11, 2013, the arbitrator ruled in favor of Investec, holding that the Company's subsidiary had an implied contract with Investec, and that subsidiary is liable to Investec for some portion of their losses. The Company initiated plans to appeal the arbitrator’s ruling as under South African law a contract of the type that was being alleged to exist by Investec must, in the view of the Company, be in writing. In February 2014, the parties agreed to settle this matter on terms that, after consideration of applicable reserves, did not have a material effect on the Company’s consolidated financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
TransUnion Holding Company, Inc. and TransUnion Corp. common stock is privately held, and there is no established public trading market for our common stock.
Holders of Record
As of January 31, 2014, 110,248,241 shares of TransUnion Holding common stock were issued and outstanding and were owned by 21 stockholders of record. In addition, as of December 31, 2013, there were outstanding options to purchase 7,106,389 shares of TransUnion Holding common stock. As of January 31, 2014, 100 shares of TransUnion Corp common stock were issued and outstanding. All shares of TransUnion Corp common stock are owned by TransUnion Holding.
Dividends
On November 1, 2012, TransUnion Holding made a distribution of $373.8 million to its shareholders. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and to service our debt and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. Additionally the ability of TransUnion Holding to pay dividends is limited by restrictions on the ability of our operating subsidiaries to make distributions, including restrictions under the terms of the agreements governing our debt. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 12, “Debt,” of our consolidated audited financial statements appearing elsewhere in this report for further information.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 14, “Stock-Based Compensation,” of our consolidated audited financial statement for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
During the three months ended December 31, 2013, TransUnion Holding sold a total of 39,525 shares of its common stock at $11.42 per share to certain current and former employees exercising stock options and granted options to purchase 437,930 shares of its common stock at an exercise price of $11.42 per share to certain employees under the Company's 2012 Management Equity Plan. During the three months ended December 31, 2013, TransUnion Holding also sold a total of 350,264 shares of its common stock at $11.42 per share to certain individuals in connection with the acquisition of TLO. The sales of shares were made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The grants of options were made in reliance on the exemption from registration in Rule 701 under the Securities Act.
There were no underwriters employed in connection with any of the transactions set forth above.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	33,410	$11.42	—	$—
November 1 to November 30	—	11.42	—	$—
December 1 to December 31	—	11.42	—	$—
Total	33,410	11.42	—	$—

(1)	Represents shares of TransUnion Holding’s common stock that were repurchased from employees exercising stock options or from ex-employees who sold shares back to the Company upon termination.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data for the periods ended and as of the dates indicated below.
We have derived the selected historical consolidated data as of December 31, 2013 and 2012, and for each of the periods in the three-year period ended December 31, 2013, from our audited consolidated financial statements appearing elsewhere in this report. We have derived the selected historical consolidated balance sheet data as of December 31, 2011, 2010 and 2009, from our audited consolidated financial statements as of such dates, which are not included in this report. We have derived the selected historical consolidated income statement data for each of the years ended December 31, 2009 and 2008, from our audited consolidated financial statements for such periods, which are not included in this report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the following financial data together with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related combined notes appearing elsewhere in this report, and our audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2012 and 2011 previously filed with the SEC.

	TransUnion Holding		TransUnion Corp Successor		TransUnion Corp Predecessor
	Twelve Months Ended December 31 2013	From Inception Through December 31, 2012	Twelve Months Ended December 31, 2013	Eight Months Ended December 31, 2012	Four Months Ended April, 30, 2012	Twelve Months Ended December 31,
(in millions)						2011	2010	2009
Income Statement Data:
Revenue	$1,183.2	$767.0	$1,183.2	$767.0	$373.0	$1,024.0	$956.5	$924.8
Operating expense:
Cost of services	472.4	298.2	472.4	298.2	172.0	421.5	395.8	404.2
Selling, general and administrative	354.8	212.6	353.5	211.7	172.0	264.5	263.0	234.6
Depreciation and amortization	186.8	115.0	186.8	115.0	29.2	85.3	81.6	81.6
Total operating expense(1)	1,014.0	625.8	1,012.7	624.9	373.2	771.3	740.4	720.4
Operating income (loss)	169.2	141.2	170.5	142.1	(0.2)	252.7	216.1	204.4
Non-operating income and expense(2)	(195.1)	(138.5)	(98.6)	(69.9)	(63.7)	(185.6)	(133.1)	1.3
Income (loss) from continuing operations before income taxes	(25.9)	2.7	71.9	72.2	(63.9)	67.1	83.0	205.7
(Provision) benefit for income taxes	(2.3)	(6.6)	(21.8)	(24.3)	11.5	(17.8)	(46.3)	(73.4)
Income (loss) from continuing operations	(28.2)	(3.9)	50.1	47.9	(52.4)	49.3	36.7	132.3
Discontinued operations, net of tax	—	—	—	—	—	(0.5)	8.2	1.2
Net income (loss)	(28.2)	(3.9)	50.1	47.9	(52.4)	48.8	44.9	133.5
Less: net income attributable to noncontrolling interests	(6.9)	(4.9)	(6.9)	(4.9)	(2.5)	(8.0)	(8.3)	(8.1)
Net income (loss) attributable to the Company	$(35.1)	$(8.8)	$43.2	$43.0	$(54.9)	$40.8	$36.6	$125.4

	TransUnion Holding		TransUnion Corp Successor		TransUnion Corp Predecessor
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Balance sheet data:
Total assets(3)	$4,492.3	$4,378.8	$4,471.8	$4,320.7	$1,005.8	$954.2	$1,010.0
Total debt(3)	$2,866.9	$2,680.9	$1,868.6	$1,682.9	$1,601.2	$1,606.0	$591.3
Total stockholders’ equity(3)	$714.5	$796.1	$1,671.2	$1,771.2	$(824.4)	$(862.0)	$249.4

(1)
For the twelve months ended December 31, 2013, total operating expenses included a $3.8 million fourth quarter legal accrual, a $2.4 million loss on the disposal of a small operating company, a $1.1 million gain on the disposal of a healthcare product line and a $2.9 million adjustment for a transaction tax related to prior years. For the four months ended April 30, 2012, TransUnion Corp Predecessor total operating expenses included $90.3 million of accelerated stock-based compensation and related expenses resulting from the 2012 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” and Note 14, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction. For the twelve months ended December 31, 2011, total operating expenses included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. For the twelve months ended December 31, 2010, total operating expenses included $21.4 million of accelerated stock-based compensation and related expenses resulting from the 2010 Change in Control Transaction and a gain of $3.9 million on the trade in of mainframe computers. See our annual report on Form 10-K for the year ended December 31, 2011, for further information about the 2010 Change in Control Transaction.

(2)
For the twelve months ended December 31, 2013, TransUnion Holding's non-operating income and expense included $197.6 million of interest expense and $10.5 million of acquisition expenses. For the twelve months ended December 31, 2013, TransUnion Corp's non-operating income and expense included $101.4 million of interest expense and $10.5 million of acquisition expenses. From inception through December 31, 2012, TransUnion Holding's non-operating income and expense included $125.0 million of interest expense and $15.2 million of acquisition expenses related to the 2012 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” for additional information about the impact of the 2012 Change in Control Transaction. For the eight months ended December 31, 2012, TransUnion Corp Successor non-operating income and expense included $72.8 million of interest expense and $2.4 million of acquisition expenses. For the four months ended April 30, 2012, TransUnion Corp Predecessor non-operating income and expense included $40.5 million of interest expense and $24.5 million of acquisition expenses, primarily related to the 2012 Change in Control Transaction and the abandoned initial public offering process. For the twelve months ended December 31, 2011, non-operating income and expense included $126.4 million of interest expense and, as a result of refinancing our senior secured credit facility in February 2011, a $9.5 million prepayment premium and $49.8 million write-off of unamortized loan costs incurred in connection with financing the 2010 Change in Control Transaction in June 2010. For the twelve months ended December 31, 2010, non-operating income and expense included $90.1 million of interest expense, $28.7 million of acquisition fees and $20.5 million of loan fees, primarily related to the 2010 Change in Control Transaction.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion Holding Company Inc.'s ("TransUnion Holding") and TransUnion Corp.’s ("TransUnion Corp") financial condition and results of operations is provided on a combined basis as a supplement to, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 6, “Selected Financial Data,” and Part II, Item 8, “Financial Statements and Supplementary Information,” including TransUnion Holding’s and TransUnion Corp’s audited consolidated financial statements and the accompanying combined notes. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”
References in this discussion and analysis to "TransUnion," the “Company,” “we,” “us,” and “our” refer to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp and its subsidiaries for periods prior to the formation of TransUnion Holding. When appropriate, TransUnion Holding and TransUnion Corp are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.
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
Recent Developments
On December 16, 2013, the Company signed amendment No. 6 to the credit facility and borrowed $145.0 million against the senior secured term loan to partially fund the acquisition of assets from TLO, LLC.
On September 3, 2013, the Company borrowed $65.0 million against the senior secured revolving line of credit to partially fund the eScan acquisition. On November 22, 2013, the Company signed amendment No. 5 to the credit facility, borrowed $65.0 million against the senior secured term loan and used the proceeds to repay the revolving line of credit.

See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 3, "Business Acquisitions," Note 12, “Debt,” and "Factors Affecting Our Results of Operations - Recent Acquisitions and Partnerships" below for additional information about these transactions.
Segments
We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”), International and Interactive.

•
USIS provides credit reports, credit scores, verification services, analytical services, decisioning technology and other services to businesses in the United States through both direct and indirect channels. In this segment, we intend to continue to focus on expansion into underpenetrated and growth industries, such as healthcare and insurance, and the introduction of innovative and differentiated solutions in the financial services and other industries.

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

•
Interactive provides primarily subscription-based services to consumers, including credit reports, credit scores and credit and identity monitoring, through both direct and indirect channels. As consumers become increasingly aware of their credit profiles and show heightened concerns over identity theft, we expect the Interactive segment to grow and represent an increasing portion of our overall revenue.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. For the past three years, in the United States and other markets, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans and an increase in demand for our credit marketing services which began to soften in the third quarter of 2013. These factors helped drive improved financial results in all of our segments 2013, 2012 and 2011. The economic and market improvements were tempered by continuing consumer uncertainty as concerns over domestic fiscal policy, continuing high unemployment and, more recently, rising mortgage interest rates have pressured growth in our businesses. In addition, the continued strengthening of the US dollar has diminished the operating results reported by our International operations during 2012 and 2013.
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
2012 Change in Control Transaction
In connection with the 2012 Change in Control Transaction, the Company recognized a significant increase in stock-based compensation expense due to the accelerated vesting of outstanding options and a significant increase in depreciation and amortization expense as a result of the step-up in basis to fair value of the assets and liabilities of the Company. Part II, Item 8, "Combined Notes to the Consolidated Financial Statements, Note 2 “Change in Control Transaction,” and the operating expense discussion below for additional information.
Debt Transactions
On December 16, 2013, the Company signed amendment No. 6 to the credit facility and borrowed $145.0 million against the senior secured term loan to partially fund the acquisition of assets from TLO, LLC. On September 3, 2013, the Company borrowed

$65.0 million against the senior secured revolving line of credit to partially fund the eScan acquisition. On November 22, 2013, the Company signed amendment No. 5 to the credit facility, borrowed $65.0 million against the senior secured term loan and used the proceeds to repay the revolving line of credit.
On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125% notes, the proceeds of which were used primarily to pay a dividend to our shareholders. On March 21, 2012, TransUnion Holding issued $600.0 million principal amount of 9.625% notes to partially fund the 2012 Change in Control Transaction. On February 10, 2011, TransUnion Corp refinanced its senior secured credit facility, which resulted in a significant loss on the early extinguishment of debt. These debt transactions had a significant impact on incremental interest expense and other income and expense in 2013 and 2012 compared to 2011. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” Note 12, “Debt,” and the non-operating income and expense discussion below for additional information.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint and to enter new markets.

•
On December 16, 2013, we acquired a 100% ownership interest in certain assets of TLO, LLC ("TLO"). TLO provides data solutions for due diligence, threat assessment, identity authentication, fraud prevention, and debt recovery.  The results of operations of TLO, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On September 4, 2013, we acquired a 100% ownership interest in e-Scan Data Systems, Inc. ("eScan"). eScan provides data solutions for hospitals and healthcare providers to efficiently capture uncompensated care costs in their revenue management cycle programs. The results of operations of eScan, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On March 1, 2013, we acquired an 80% ownership interest in Data Solutions Serviços de Informática Ltda. (“ZipCode”). ZipCode provides data enrichment and registry information solutions for companies in Brazil’s information management, financial services, marketing and telecommunications industries. The results of operations of ZipCode, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•
On May 29, 2012, we acquired an 85% ownership interest in Credit Reference Bureau (Holdings) Limited (“CRB”). During the third quarter of 2013, we acquired the remaining 15% ownership interest. CRB operates collections and credit bureau businesses and has locations in eight African countries, giving us a strategic presence in seven new African countries. The results of operations of CRB, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of acquisition.

•
On December 28, 2011, we acquired an 80% ownership interest in Crivo Sistemas em Informática S.A. (“Crivo”), a Brazilian company. During the fourth quarter of 2012, we acquired an additional 6.67% ownership interest. Crivo provides software and services to companies in Brazil to help them make credit, risk and fraud-related decisions. The results of operations of Crivo, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments, expenses related to successful and unsuccessful business acquisitions and other non-operating income and expenses.
Results of Operations—Twelve Months Ended December 31, 2013, 2012 and 2011
TransUnion Holding was formed on February 15, 2012, as a vehicle to acquire TransUnion Corp. For 2012, TransUnion Holding’s consolidated results include the stand-alone results of TransUnion Holding from the date of inception through December 31, 2012, and the consolidated results of TransUnion Corp and subsidiaries after April 30, 2012, the date of acquisition. TransUnion Corp’s historical financial statements are presented on a Successor and Predecessor basis. Periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp prior to the 2012 Change in Control Transaction (the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp after the 2012 Change in Control Transaction (the “Successor”).
The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Periods after the 2012 Change in Control Transaction are not comparable to prior periods due primarily to the additional amortization of intangibles resulting from the fair value adjustments of the assets acquired and liabilities assumed and interest expense resulting from the additional debt incurred to finance the transaction. In addition, TransUnion Corp Predecessor incurred significant stock-based compensation expense and acquisition costs related to the 2012 Change in Control Transaction.
We operate TransUnion Holding and TransUnion Corp as one business. To facilitate comparability of 2013 to 2012, and comparability of 2012 to 2011, we present below the combination of TransUnion Holding consolidated results from inception through December 31, 2012, and TransUnion Corp Predecessor consolidated results for the four months ended April 30, 2012 (combined results for the year ended December 31, 2012), and compare those combined results to the consolidated TransUnion Holding 2013 results and the consolidated TransUnion Corp Predecessor 2011 results. We present the information in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for 2013, 2012 and 2011, than a presentation of separate historical results for TransUnion Holding and TransUnion Corp Predecessor and Successor periods would provide. The following table sets forth our historical results of operations for the periods indicated below:

	TransUnion Holding Twelve Months Ended December 31, 2013	TransUnion Holding Date of Inception Through December 31, 2012	TransUnion Corp Predecessor Four Months Ended April 30, 2012	Combined Twelve Months Ended December 31, 2012	TransUnion Corp Predecessor Twelve Months Ended December 31, 2011	Change
						2013 vs. 2012		2012 vs. 2011
(dollars in millions)						$	%	$	%
Revenue	$1,183.2	$767.0	$373.0	$1,140.0	$1,024.0	$43.2	3.8%	$116.0	11.3%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	472.4	298.2	172.0	470.2	421.5	2.2	0.5%	48.7	11.6%
Selling, general and administrative	354.8	212.6	172.0	384.6	264.5	(29.8)	(7.7)%	120.1	45.4%
Depreciation and amortization	186.8	115.0	29.2	144.2	85.3	42.6	29.5%	58.9	69.1%
Total operating expenses	1,014.0	625.8	373.2	999.0	771.3	15.0	1.5%	227.7	29.5%
Operating income (loss)	169.2	141.2	(0.2)	141.0	252.7	28.2	20.0%	(111.7)	(44.2)%
Non-operating income and expense
Interest expense	(197.6)	(125.0)	(40.5)	(165.5)	(126.4)	(32.1)	(19.4)%	(39.1)	(30.9)%
Interest income	1.7	0.8	0.6	1.4	0.7	0.3	21.4%	0.7	100.0%
Earnings from equity method investments	13.7	8.0	4.1	12.1	11.4	1.6	13.2%	0.7	6.1%
Other income and (expense), net	(12.9)	(22.3)	(27.9)	(50.2)	(71.3)	37.3	74.3%	21.1	29.6%
Total non-operating income and expense	(195.1)	(138.5)	(63.7)	(202.2)	(185.6)	7.1	3.5%	(16.6)	(8.9)%
Income (loss) from continuing operations before income taxes	(25.9)	2.7	(63.9)	(61.2)	67.1	35.3	57.7%	(128.3)	nm
(Provision) benefit for income taxes	(2.3)	(6.6)	11.5	4.9	(17.8)	(7.2)	nm	22.7	nm
Income (loss) from continuing operations	(28.2)	(3.9)	(52.4)	(56.3)	49.3	28.1	49.9%	(105.6)	nm
Discontinued operations, net of tax	—	—	—	—	(0.5)	—	nm	0.5	100.0%
Net income (loss)	(28.2)	(3.9)	(52.4)	(56.3)	48.8	28.1	49.9%	(105.1)	nm
Less: net income attributable to noncontrolling interests	(6.9)	(4.9)	(2.5)	(7.4)	(8.0)	0.5	6.8%	0.6	7.5%
Net income (loss) attributable to the Company	$(35.1)	$(8.8)	$(54.9)	$(63.7)	$40.8	$28.6	44.9%	$(104.5)	nm
nm: not meaningful
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. For the twelve months ended December 31, 2013, 2012 and 2011, these key indicators were as follows:

				Change
	Twelve months ended December 31,			2013 vs. 2012		2012 vs. 2011
(dollars in millions)	2013	2012	2011	$	%	$	%
Revenue	$1,183.2	$1,140.0	$1,024.0	$43.2	3.8%	$116.0	11.3%
Reconciliation of operating income to Adjusted Operating Income:
Operating income	169.2	141.0	252.7	28.2	20.0%	(111.7)	(44.2)%
Adjustments(1)	8.0	90.7	6.3	(82.7)	(91.2)%	84.4	nm
Adjusted Operating Income(2)	$177.2	$231.7	$259.0	$(54.5)	(23.5)%	$(27.3)	(10.5)%
Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA:
Net income (loss) attributable to the Company	$(35.1)	$(63.7)	$40.8	$28.6	44.9%	$(104.5)	nm
Discontinued operations	—	—	0.5	—	nm	(0.5)	(100.0)%
Net income (loss) from continuing operations attributable to the Company	$(35.1)	$(63.7)	$41.3	$28.6	44.9%	$(105.0)	nm
Net interest expense	195.9	164.1	125.7	31.8	19.4%	38.4	30.5%
Income tax provision (benefit)	2.3	(4.9)	17.8	7.2	nm	(22.7)	nm
Depreciation and amortization(3)	186.8	144.2	85.3	42.6	29.5%	58.9	69.1%
Stock-based compensation	6.3	4.3	4.6	2.0	46.5%	(0.3)	(6.5)%
Other (income) and expense(4)	13.7	50.8	71.8	(37.1)	(73.0)%	(21.0)	(29.2)%
Adjustments(1)	8.0	90.7	6.3	(82.7)	(91.2)%	84.4	nm
Adjusted EBITDA(2)	$377.9	$385.5	$352.8	$(7.6)	(2.0)%	$32.7	9.3%
Other metrics:
Cash provided by operating activities of continuing operations	$143.4	$99.4	$204.5	$44.0	44.3%	$(105.1)	(51.4)%
Cash paid for capital expenditures(5)	$81.7	$69.2	$74.0	$12.5	18.1%	$(4.8)	(6.5)%
nm: not meaningful

(1)
For the twelve months ended December 31, 2013, adjustments included a $3.8 million fourth quarter legal accrual and a $2.4 million loss on the disposal of a small operating company recorded in our International segment, a $1.1 million gain on the disposal of a healthcare product line recorded in our USIS segment and a $2.9 million adjustment for a transaction tax related to prior years that was recorded in each segment and in Corporate as follows: USIS $2.6 million; and Corporate $0.3 million. For the twelve months ended December 31, 2012, adjustments included $90.7 million of accelerated stock-based compensation and related expense resulting from the 2012 Change in Control Transaction that were recorded in each segment and Corporate as follows: USIS $41.0 million; International $14.4 million; Interactive $2.3 million; and Corporate $33.0 million. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” and Note 14, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction. For the twelve months ended December 31, 2011, adjustments included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement. Both of these expenses were recorded in our USIS segment.

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

(4)
Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the twelve months ended December 31, 2013, other income and expense included $10.5 million of acquisition-related expenses and $3.1 million of other expenses. For the twelve months ended December 31, 2012, other income and expense included $42.2 million of acquisition-related expenses, primarily related to the 2012 Change in Control Transaction and the abandoned initial public offering process, and $8.6 million of other income and expense. Of the $42.2 million of acquisition-related expenses, $15.2 million was incurred by TransUnion Holding and $27.0 million was incurred by TransUnion Corp. For the twelve months ended December 31, 2011, other income and expense included a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility in February 2011, and $12.5 million of other income and expense. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 12, “Debt,” for further information about the refinancing.

(5)
Capital expenditures for the twelve months ended December 31, 2013, included $14.6 million paid in the first quarter of 2014 for assets received and accrued for in the fourth quarter of 2013. Capital expenditures for the twelve months ended December 31, 2012, included $2.6 million paid in the first quarter of 2013 for assets received and accrued for in the fourth quarter of 2012. Capital expenditures for the 2012 combined period consisted of $20.4 million for TransUnion Corp Predecessor for the four months ended April 30, 2012, and $48.8 million for TransUnion Corp Successor for the eight months ended December 31, 2012. Capital expenditures for the twelve months ended December 31, 2011, included $18.8 million paid in the first quarter of 2011 for assets received and accrued for in the fourth quarter of 2010.

Revenue
For 2013, revenue increased $43.2 million compared to 2012 due to increases in all operating segments as a result of improving economic conditions and increases in the USIS and International segments from our 2012 and 2013 acquisitions, partially offset by the impact of weakening foreign currencies in our International segment. For 2012, revenue increased $116.0 million compared to 2011 due to increases in revenue in all operating segments as a result of improving economic conditions and increases in the USIS and International segments from our 2011 and 2012 acquisitions, partially offset by the impact of weakening foreign currencies in our International segment. Revenue by segment and a more detailed explanation of revenue within each segment follows:

				Change
	Twelve months ended December 31,			2013 vs. 2012		2012 vs. 2011
(dollars in millions)	2013	2012	2011	$	%	$	%
U.S. Information Services:
Online Data Services	$505.9	$495.6	$451.2	$10.3	2.1%	$44.4	9.8%
Credit Marketing Services	126.0	132.3	127.1	(6.3)	(4.8)%	5.2	4.1%
Decision Services	108.7	97.6	81.8	11.1	11.4%	15.8	19.3%
Total U.S. Information Services	740.6	725.5	660.1	15.1	2.1%	65.4	9.9%

International:
Developed Markets	94.8	91.4	88.9	3.4	3.7%	2.5	2.8%
Emerging Markets	144.1	143.0	127.2	1.1	0.8%	15.8	12.4%
Total International	238.9	234.4	216.1	4.5	1.9%	18.3	8.5%

Interactive	203.7	180.1	147.8	23.6	13.1%	32.3	21.9%
Total revenue	$1,183.2	$1,140.0	$1,024.0	$43.2	3.8%	$116.0	11.3%

USIS Segment
For 2013, USIS revenue increased $15.1 million compared to 2012, with increases in online credit reports and decision services due to improved market conditions and a 1.4% increase due to revenue from our acquisitions of eScan in September of 2013 and and TLO in December of 2013, offset by a decrease in credit marketing services. For 2012, USIS revenue increased $65.4 million compared to 2011, with increases in all platforms due to improved market conditions and revenue from our acquisition of FHS in October 2011.
Online Data Services. For 2013 and 2012, online data services revenue increased $10.3 million and $44.4 million, respectively. The increases were due to an increase in average pricing and a 1.5% and 13.4% increase in online credit report unit volume in each respective year, primarily in the financial services and resellers markets, as conditions in the consumer and housing credit markets continued to improve.
Credit Marketing Services. Credit marketing services revenue decreased $6.3 million in 2013 and increased $5.2 million in 2012. For 2013, the decrease was due primarily to a decrease in demand for custom data sets and archive information and lower batch revenue. For 2012, the increase was due primarily to an increase in demand for custom data sets and archive information.
Decision Services. For 2013 and 2012, decision services revenue increased $11.1 million and $15.8 million, respectively. The increase in 2013 was due primarily to an increase of 9.1% from our acquisition of eScan. The increase in 2012 was due primarily to an increase in healthcare insurance eligibility verification revenue, an increase of 6.6% from our acquisition of FHS, and an increase in the financial services market.
International Segment
For 2013, International revenue increased $4.5 million, or 1.9%, compared to 2012, due to higher local currency revenue from increased volumes in most regions, substantially offset by a decrease of 7.6% from the impact of weakening foreign currencies. Incremental revenue from our acquisitions of ZipCode in March 2013 and CRB in May 2012 accounted for an increase in revenue of 2.9%. Excluding the impact of foreign currencies, revenue increased 10.2% between years. For 2012, International revenue increased $18.3 million, or 8.5%, compared to 2011, due to higher local currency revenue from increased volumes in all regions, partially offset by a decrease of 6.2% from the impact of weakening foreign currencies. Incremental revenue from our acquisitions of Crivo in December 2011 and CRB in May 2012 accounted for an increase in revenue of 10.5%. Excluding the impact of foreign currencies, revenue increased 15.7% between years.
Developed Markets. For 2013, developed markets revenue increased $3.4 million, or 3.7%, compared to 2012, due to higher volumes in all regions, partially offset by a decrease of 1.0% from the impact of the weakening Canadian dollar. For 2012, developed markets revenue increased $2.5 million, or 2.8%, compared to 2011, due to higher volumes in Canada and Hong Kong, partially offset by a decrease of 0.8% from the impact of weakening foreign currencies, primarily the Canadian dollar.
Emerging Markets. For 2013, emerging markets revenue increased $1.1 million, or 0.8%, compared to 2012, due to increased volumes in all regions, substantially offset by a decrease of 8.3% from the impact of weakening foreign currencies, primarily the South African rand. Incremental revenue from our acquisitions of ZipCode and CRB accounted for an increase in revenue of 4.7%. Excluding the impact of foreign currencies, revenue increased 9.8% between years. For 2012, emerging markets revenue increased $15.8 million, or 12.4%, compared to 2011, due to increased volumes in all regions, partially offset by a decrease of 9.9% from the impact of weakening foreign currencies, primarily the South African rand. Revenue increased 17.8% from our acquisitions of Crivo and CRB. Excluding the impact of foreign currencies, revenue increased 24.8% between years.
Interactive Segment
For 2013 and 2012, Interactive revenue increased $23.6 million and $32.3 million, respectively. These increases were due to an increase in the average number of subscribers and volume in our indirect channel, and an increase in our average revenue per subscriber in our direct channel.
Operating Expenses
For 2013, total operating expenses increased $15.0 million compared to 2012, due primarily to $42.6 million of additional depreciation and amortization primarily resulting from the purchase accounting fair value adjustments, an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments, an increase in variable product costs and advertising in our Interactive segment, an increase in litigation in our USIS segment, and expansion costs including incremental operating costs of CRB, ZipCode, eScan and TLO. These increases were partially offset by $90.7 million of accelerated stock-based compensation expense recorded by TransUnion Corp Predecessor in 2012 as a result of the 2012 Change in Control Transaction and the impact of weakening foreign currencies on the 2013 expenses of our International segment. For 2012, total operating expenses increased $227.7 million compared to 2011, due primarily to the $90.7 million of accelerated stock-based compensation expense, $58.9 million of additional depreciation and amortization primarily resulting from the purchase accounting fair value adjustments, the inclusion of $30.3 million of incremental operating costs from FHS, Crivo and CRB and an increase in labor and product costs resulting from the growth in revenue. These increases were partially offset by cost reductions from our operational excellence program and the impact of weakening foreign currencies on the 2012 expenses of our International segment. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” and Note 14, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction.
Operating expenses for the period reported are as follows:

				Change
	Twelve months ended December 31,			2013 vs. 2012		2012 vs. 2011
(dollars in millions)	2013	2012	2011	$	%	$	%
Cost of services	$472.4	$470.2	$421.5	$2.2	0.5%	$48.7	11.6%
Selling, general and administrative	354.8	384.6	264.5	(29.8)	(7.7)%	120.1	45.4%
Depreciation and amortization	186.8	144.2	85.3	42.6	29.5%	58.9	69.1%
Total operating expenses	$1,014.0	$999.0	$771.3	$15.0	1.5%	$227.7	29.5%
Cost of Services
For 2013, cost of services increased $2.2 million compared to 2012. The increase was due primarily to an increase in variable product costs in our Interactive segment resulting from the increase in revenue, labor costs for investments in strategic initiatives primarily in our USIS segment, and expansion costs including the incremental operating costs of CRB, ZipCode, eScan and TLO. These increases were substantially offset by $21.5 million of accelerated stock-based compensation expense recorded in 2012 by TransUnion Corp Predecessor resulting from the 2012 Change in Control Transaction and the impact of weakening foreign currencies on the 2013 expenses of our International segment.
For 2012, cost of services increased $48.7 million compared to 2011. The increase was due primarily to a $48.6 million increase in labor-related costs, including the $21.5 million of additional stock-based compensation expense and additional variable compensation costs resulting from the increase in revenue, a $21.7 million increase in variable product costs due to increased volumes primarily in our Interactive and USIS segments, and expansion costs including the incremental operating costs of FHS, Crivo and CRB. These increases were partially offset by a $20.7 million decrease in data center operating and maintenance costs in our USIS segment due to insourcing these operations and the impact of weakening foreign currencies on the 2012 expenses of our International segment.
Selling, General and Administrative
For 2013, selling, general and administrative expenses decreased $29.8 million compared to 2012. The decrease was due primarily to $69.2 million of additional stock-based compensation expense recorded in 2012 by TransUnion Corp Predecessor resulting from the 2012 Change in Control Transaction and the impact of weakening foreign currencies on the 2013 expenses of our International segment. These decreases were partially offset by an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments, an increase in advertising expense in our Interactive segment, expansion costs including the incremental operating costs of CRB, ZipCode, eScan and TLO, and an increase in litigation expense in our USIS segment.
For 2012, selling, general and administrative expenses increased $120.1 million compared to 2011. The increase was due primarily to a $97.7 million increase in labor-related costs, including the $69.2 million of additional stock-based compensation expense, additional variable compensation costs resulting from the increase in revenue and expansion costs including the incremental operating costs of FHS, Crivo and CRB. Selling, general and administrative costs also increased due to the inclusion of other costs associated with our acquisitions. These increases were partially offset by the impact of weakening foreign currencies in our International segment.
Depreciation and amortization
For 2013 and 2012, depreciation and amortization increased $42.6 million and $58.9 million, respectively. These increases were due primarily to additional depreciation and amortization resulting from the fair value basis adjustments to the tangible and intangible assets made in connection with the 2012 Change in Control Transaction. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” for further information about the portion of the purchase price allocated to tangible and intangible assets and their estimated useful lives.

Operating Income and Operating Margins

				Change
	Twelve months ended December 31,			2013 vs. 2012		2012 vs. 2011
(dollars in millions)	2013	2012	2011	$	%	$	%
Operating income(1)
U.S. Information Services	$154.7	$155.1	$185.8	$(0.4)	(0.3)%	$(30.7)	(16.5)%
International	19.5	24.4	66.7	(4.9)	(20.1)%	(42.3)	(63.4)%
Interactive	65.6	61.7	56.5	3.9	6.3%	5.2	9.2%
Corporate	(70.6)	(100.2)	(56.3)	29.6	29.5%	(43.9)	(78.0)%
Total operating income	$169.2	$141.0	$252.7	$28.2	20.0%	$(111.7)	(44.2)%

Operating margin
U.S. Information Services	20.9%	21.4%	28.1%		(0.5)%		nm
International	8.2%	10.4%	30.9%		(2.2)%		nm
Interactive	32.2%	34.3%	38.2%		(2.1)%		nm
Total operating margin	14.3%	12.4%	24.7%		1.9%		nm

Adjusted Operating Income(2)
U.S. Information Services	$156.3	$196.1	$192.1	$(39.8)	(20.3)%	$4.0	2.1%
International	25.7	38.8	66.7	(13.1)	(33.8)%	(27.9)	(41.8)%
Interactive	65.6	64.0	56.5	1.6	2.5%	7.5	13.3%
Corporate	(70.4)	(67.2)	(56.3)	(3.2)	(4.8)%	(10.9)	(19.4)%
Total Adjusted Operating Income	$177.2	$231.7	$259.0	$(54.5)	(23.5)%	$(27.3)	(10.5)%

Adjusted Operating Margin
U.S. Information Services	21.1%	27.0%	29.1%		(5.9)%		(2.1)%
International	10.8%	16.6%	30.9%		(5.8)%		(14.3)%
Interactive	32.2%	35.5%	38.2%		(3.3)%		(2.7)%
Total adjusted operating margin	15.0%	20.3%	25.3%		(5.3)%		(5.0)%

(1)
For 2013, operating income included additional depreciation and amortization resulting from the fair value basis adjustments to the tangible and intangible assets made in connection with the 2012 Change in Control Transaction. The $42.6 million increase in depreciation and amortization, which is primarily related to the purchase accounting fair value adjustments, was recorded in each segment and in Corporate as follows: USIS $28.1 million; International $10.4 million; Interactive $2.4 million; and Corporate $1.7 million. For 2012, operating income included $90.7 million of accelerated stock-based compensation and related expense recorded primarily by TransUnion Corp Predecessor as a result of the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.0 million; International $14.4 million; Interactive $2.3 million; and Corporate $33.0 million. For 2012, operating income also included additional depreciation and amortization as a result of the 2012 Change in Control Transaction fair value adjustments. The $58.9 million increase in depreciation and amortization was recorded in each segment and in Corporate as follows: USIS $34.3 million; International $21.8 million; Interactive $2.2 million; and Corporate $0.6 million. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” and Note 14, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction.

(2)
See footnote 2 to the “Key Performance Measures” table above for a discussion about Adjusted Operating Income, why we use it, its limitations, and the reconciliation to its most directly comparable GAAP measure, operating income.

For 2013, consolidated operating income increased $28.2 million. This increase was due primarily to the $90.7 million of accelerated stock-based compensation expense recorded in 2012, partially offset by additional depreciation and amortization, an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments, an increase in variable product costs and advertising in our Interactive segment, the impact of weakening foreign currencies on the 2013 results of our International segment and and increase in litigation costs in our USIS segment.

For 2013, margins for the USIS segment decreased due primarily to the increase in depreciation and amortization, an increase in labor costs for investments in strategic initiatives including integration costs of eScan and TLO, and an increase in litigation costs, partially offset by the accelerated stock-based compensation expense recorded in 2012. Margins for the International segment decreased due primarily to the increase in depreciation and amortization and an increase in labor costs for investments in strategic initiatives including integration costs for our CRB and ZipCode acquisitions, partially offset by the accelerated stock-based compensation expense recorded in 2012. Margins for the Interactive segment decreased due primarily to the increase in advertising and depreciation and amortization, partially offset by the accelerated stock-based compensation recorded in 2012.
For 2012, consolidated operating income decreased $111.7 million, resulting in a significant decrease in our operating margin compared to 2011. This decrease was due primarily to the increase in stock-based compensation and related expenses, the additional depreciation and amortization, and the increase in labor costs from revenue growth and expansion, partially offset by the increase in revenue discussed above.
For 2012, margins for the USIS segment decreased due primarily to the increase in stock-based compensation and related expense, depreciation and amortization, and an increase in labor costs resulting from the growth in revenue and expansion, partially offset by the increase in revenue and cost reductions from our operational excellence program. Margins for the International segment decreased due primarily to increases in stock-based compensation and related expenses, depreciation and amortization, and labor and product costs, including integration costs for our acquisitions of Crivo and CRB and investments in start-up operations such as those in the Philippines, partially offset by the increase in revenue. Margins for the Interactive segment decreased due primarily to the increase in stock-based compensation and related expenses, data costs, and depreciation and amortization, partially offset by the increase in revenue.
Non-Operating Income and Expense

				Change
	Twelve months ended December 31,			2013 vs. 2012		2012 vs. 2011
(dollars in millions)	2013	2012	2011	$	%	$	%
Interest expense	$(197.6)	$(165.5)	$(126.4)	$(32.1)	19.4%	$(39.1)	30.9%
Interest income	1.7	1.4	0.7	0.3	21.4%	0.7	100.0%
Other income and expense, net:
Loan fees	(3.8)	(5.0)	(60.9)	1.2	(24.0)%	55.9	(91.8)%
Acquisition fees	(10.5)	(42.2)	(8.5)	31.7	(75.1)%	(33.7)	396.5%
Earnings from equity method investments	13.7	12.1	11.4	1.6	13.2%	0.7	6.1%
Dividends from cost method investments	0.7	0.6	0.6	0.1	16.7%	—	—%
Other	0.7	(3.6)	(2.5)	4.3	(119.4)%	(1.1)	44.0%
Total other income and expense, net	0.8	(38.1)	(59.9)	38.9	(102.1)%	21.8	(36.4)%
Non-operating income and expense	$(195.1)	$(202.2)	$(185.6)	$7.1	(3.5)%	$(16.6)	8.9%
Other income and expense, net, was significantly impacted by the 2012 Change in Control Transaction, additional debt incurred in 2012 and 2013, and the refinancing of Trans Union LLC’s senior secured credit facility in February, 2011. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” and Note 12, “Debt,” for additional information.
For 2013, interest expense increased $32.1 million compared to 2012, due primarily to interest on the TransUnion Holding 9.625% notes issued in March 2012 and 8.125% notes issued in November 2012, and interest on the additional borrowings under the TransUnion LLC senior secured term loan in 2013. Of the total interest expense in 2013, $96.2 million was interest on the TransUnion Holding notes. For 2012, interest expense increased $39.1 million compared to 2011, due primarily to interest on the TransUnion Holding 9.625% notes and 8.125% notes. Of the total interest expense in 2012, $52.2 million was interest on the TransUnion Holding notes. See Part II, Item 8, "Combined Notes to Consolidated Financial Statements," Note 12, "Debt," for additional information about our interest expense.
For 2013 loan fees included the amortization of deferred financing fees allocated to our revolving line of credit and the payment of fees for the unused revolving line of credit. For 2012, loan fees included a $2.7 million fee for a bridge loan commitment for the 2012 Change in Control Transaction, the amortization of deferred financing fees allocated to our revolving line of credit, and the payment of fees for the unused revolving line of credit. For 2011, loan fees included a $59.3 million loss on the early extinguishment of debt, consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million as a result of refinancing our senior secured credit facility, the amortization of deferred financing fees allocated to our revolving line of credit, and the payment of fees for the unused revolving line of credit.
Acquisition fees represent costs we have incurred for various acquisition-related efforts. For 2013, acquisition fees included costs related to our acquisitions of ZipCode, eScan and TLO and other unsuccessful efforts. For 2012, acquisition fees include $36.5 million of costs related to the 2012 Change in Control Transaction and $3.0 million of initial public offering related expenses that were previously capitalized but written off in the first quarter of 2012 as we formally withdrew our registration statement on Form S-1 as a result of the 2012 Change in Control Transaction and costs of other efforts. Of the $36.5 million 2012 Change in Control Transaction costs, $15.2 million was incurred by TransUnion Holding and $21.3 million was incurred by TransUnion Corp.
Provision for Income Taxes
TransUnion Holding
For 2013, we reported a loss before income taxes with an income tax expense, resulting in a negative effective tax rate for this period that is not meaningful. The increase in tax expense, compared to a statutory-rate tax benefit, was due to the tax on our unremitted foreign earnings that are not considered indefinitely reinvested outside the U.S.
TU Holding entered into an intercompany tax allocation agreement with TransUnion Corp in 2013, effective for all taxable periods from May 1, 2012, forward, in which they are members of the same consolidated federal or state tax groups. The agreement allocates the consolidated tax liability from those filings among the various members of the group, and we recorded its effects in the respective company balance sheets during 2013.
Effective January 1, 2012, the look-through rule under subpart F of the U.S. Internal Revenue Code expired. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S. As part of the American Taxpayer Relief Act of 2012 enacted into law on January 2, 2013, the look-through rule was retroactively reinstated to January 1, 2012, and we reversed the tax expense we recorded for subpart F in 2012 during the first quarter of 2013.
The effective tax rate was 244.4% for the period of inception through December 31, 2012. This rate was higher than the 35% U.S. federal statutory rate due primarily to the lapse of the look-through rule and the reduction in available foreign tax credits, the unfavorable impact of ASC 740-30 and tax non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the Company’s foreign earnings.
As a result of the 2012 Change in Control Transaction and increased debt service requirements resulting from the additional debt incurred by TransUnion Holding, we asserted under ASC 740-30 that all unremitted foreign earnings of TransUnion Corp accumulated as of April 30, 2012, were not indefinitely reinvested outside the U.S. Accordingly, in 2012 we recorded a deferred tax liability for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.
TransUnion Corp
For 2013, the effective tax rate of 30.3% was lower than the U.S. federal statutory rate of 35% due primarily to the retroactive reinstatement of the look-through rule, which allowed us to reverse the tax expense we recorded for subpart F in 2012, as well as the favorable tax rate differential on foreign earnings.
As a result of the 2012 Change in Control Transaction, TransUnion Corp had two taxable years in 2012, one for the Predecessor and one for the Successor. Effective April 30, 2012, TransUnion Corp and its U.S. subsidiaries joined in the filing of a consolidated U.S. federal tax return with TransUnion Holding. The tax expense of TransUnion Corp Successor is calculated as if TransUnion Corp files a separate U.S. tax return, which excludes the operations of TransUnion Holding.
The effective tax rate was 33.7% for the eight months ended December 31, 2012. This rate was lower than the statutory rate due primarily to the favorable tax rate differential on foreign earnings and the favorable impact of a reduction in foreign withholding tax, partially offset by the lapse of the look-through rule and the reduction in available foreign tax credits.
For the four months ended April 30, 2012, we reported a loss before income taxes. The effective tax-benefit rate for this period of 18.0% was lower than the statutory rate due primarily to the impact of recording tax expense on our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

For 2011, the effective tax rate of 26.5% was lower than the statutory rate due primarily to the additional tax-deductible transaction costs resulting from our analysis of the fees incurred in the 2010 Change in Control Transaction and lower tax rates in foreign countries, primarily Canada and Puerto Rico, partially offset by the impact of foreign dividends and foreign tax credits.
Significant Changes in Assets and Liabilities
Goodwill increased $105.5 million at December 31, 2013, as compared to December 31, 2012, due primarily to the purchase price allocations for the ZipCode, eScan and TLO acquisitions and the final purchase accounting adjustments for the 2012 Change in Control Transaction. Total debt increased $186.0 million at December 31, 2013, as compared to December 31, 2012, due primarily to additional borrowings to fund the eScan and TLO acquisitions. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 3, “Business Acquisitions” and Note 12, "Debt" for additional information.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving credit facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving credit facility will be sufficient to fund our planned capital expenditures, debt service obligations and operating needs for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy. TransUnion Corp pays cash dividends to TransUnion Holding to fund its debt service obligations.
Cash and cash equivalents totaled $111.2 million at December 31, 2013, of which $80.6 million was held outside the United States. Cash and cash equivalents totaled $154.3 million at December 31, 2012, of which $72.2 million was held outside the United States. The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. As of December 31, 2013, we had no outstanding borrowings under our senior secured revolving line of credit and could borrow up to the full amount. Beginning in 2014, under the amended senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information.
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

Sources and Uses of Cash

	TransUnion Holding Twelve Months Ended December 31, 2013	TransUnion Holding Date of Inception Through December 31, 2012(1)	TransUnion Corp Predecessor Four Months Ended April 30, 2012	Combined Twelve Months Ended December 31, 2012	TransUnion Corp Predecessor Twelve Months Ended December 31, 2011	2013 vs. 2012 Change	2012 vs. 2011 Change

(dollars in millions)
Cash provided by operating activities of continuing operations	$143.4	$47.0	$52.4	$99.4	$204.5	$44.0	$(105.1)
Cash used in operating activities of discontinued operations	—	—	—	—	(1.3)	—	1.3
Cash (used in) provided by investing activities	(367.0)	(1,547.1)	(19.6)	(1,566.7)	(181.6)	1,199.7	(1,385.1)
Cash (used in) provided by financing activities	187.3	1,655.1	(45.0)	1,610.1	(41.2)	(1,422.8)	1,651.3
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(0.7)	0.8	0.1	(3.8)	(6.9)	3.9
Net change in cash and cash equivalents	$(43.1)	$154.3	$(11.4)	$142.9	$(23.4)	$(186.0)	$166.3
(1) Cash used in investing activities for TransUnion Holding date of inception through December 31, 2012, is net of the cash of TransUnion Corp Predecessor on April 30, 2012, acquired by TransUnion Holding in connection with the 2012 Change in Control Transaction.
Operating Activities
For 2013, cash provided by operating activities increased $44.0 million, from $99.4 million in 2012 to $143.4 million in 2013. The increase was due primarily to cash used in 2012 to pay option holders cash consideration based on the value of their options in connection with the 2012 Change in Control Transaction, partially offset by the increase in interest expense. For 2012, cash provided by operating activities decreased $105.1 million, from $204.5 million in 2011 to $99.4 million in 2012. The decrease was due primarily to cash used in 2012 to pay option holders cash consideration based on the value of their options and an increase in interest expense.
Investing Activities
For 2013, cash used in investing activities decreased $1,199.7 million, from $1,566.7 million in 2012 to $367.0 million in 2013. The decrease was due primarily to cash used in 2012 to fund the 2012 Change in Control Transaction, partially offset by cash used for acquisitions in 2013. For 2012, cash used in investing activities increased $1,385.1 million, from $181.6 million in 2011 to $1,566.7 million in 2012. The increase was due primarily to cash used in 2012 to fund the 2012 Change in Control Transaction, partially offset by cash used for acquisitions in 2011.
Financing Activities
For 2013, cash provided by financing activities decreased $1,422.8 million, from $1,610.1 million in 2012 to $187.3 million in 2013. The decrease was due primarily to equity and debt proceeds received in 2012 to fund the 2012 Change in Control Transaction, partially offset by the dividend paid in 2012 and proceeds from borrowings against our senior secured credit facility in 2013. For 2012, cash provided by financing activities increased $1,651.3 million, from a use of cash of $41.2 million in 2011 to a source of cash of $1,610.1 million in 2012. The increase was due to equity and debt proceeds received in 2012 to fund the 2012 Change in Control Transaction, partially offset by the dividend paid in 2012.
Capital Expenditures
We make capital expenditures to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization and to reduce risks. We make capital expenditures for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. During the third quarter of 2013 we began a strategic initiative to upgrade our technology platform to enable growth, promote innovation and provide a competitive advantage. We are also in the process of making improvements to our corporate headquarters facility.

For 2013, cash paid for capital expenditures increased $12.5 million, from $69.2 million in 2012 to $81.7 million in 2013. On an accrual basis, our capital expenditures were $96.3 million in 2013 compared to $66.7 million in 2012. For 2012, cash paid for capital expenditures decreased $4.8 million, from $74.0 million in 2011 to $69.2 million in 2012. On an accrual basis, our capital expenditures were $66.7 million in 2012 compared to $66.9 million in 2011. We expect total capital expenditures to be higher in 2014 than 2013 as a percentage of revenue due to strategic initiatives, including the upgrade of our technology platform and improvements to our corporate headquarters.
Debt
TransUnion Holding
In connection with the acquisition of TransUnion Corp, on March 21, 2012, TransUnion Holding issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% notes”) due June 15, 2018, in a private placement to certain investors. Pursuant to an exchange offer completed in October 2012, these notes were registered with the SEC. TransUnion Holding is required to pay interest on the 9.625% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case TransUnion Holding will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.
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
8.125% notes
On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. The proceeds were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the debt and obtaining consents from our existing debt holders. Pursuant to an exchange offer completed in August 2013, these notes were registered with the SEC. TransUnion Holding is required to pay interest on the 8.125% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case TransUnion Holding will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.
The indenture governing the 8.125% notes and the nonfinancial covenants are substantially identical to those governing the 9.625% notes. We are in compliance with all covenants under the indenture.
TransUnion Corp
Senior Secured Credit Facility
On June 15, 2010, the Trans Union LLC entered into, and on February 10, 2011, amended and restated, a senior secured credit facility ("credit facility") with various lenders. The credit facility consists of a seven-year senior secured term loan ("term loan") and a $210.0 million senior secured revolving line of credit ("revolving line of credit"). Interest rates on the term loan and revolving line of credit are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected. As of December 31, 2013, the term loan was subject to a floor of 1.25% plus an applicable margin of 3.00%. The revolving line of credit had three tranches subject to floors from 1.25% to 1.75%, plus applicable margins from 2.75% to 5.00%, depending on the tranche and our senior secured net leverage ratio. There is a 0.5% annual commitment fee payable quarterly based on the undrawn portion of the revolving line of credit.
During 2013, the Trans Union LLC borrowed an additional $210.0 million under the term loan to fund various acquisitions and made principal repayments of $10.0 million. As of December 31, 2013, the Company could borrow up to the full $210.0 million under the revolving line of credit.
Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance after amendments at the end of each quarter, with the remaining principal balance due February 10, 2019. The Company will also be required to make additional principal payments beginning in 2014 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. No payment will be due in 2014 based on 2013 excess cash flows. Under the revolving line of credit, the first $25.0 million commitment expires June 15, 2015, the next $30.0 million commitment expires February 10, 2016, and the remaining $155.0 million commitment expires on February 10, 2017.

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
11.375% notes
In connection with the 2010 Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million principal amount of 11.375% senior unsecured notes ("11.375% notes")due June 15, 2018, in a private placement to certain investors. Pursuant to an exchange offer completed in April 2011, these notes were registered with the SEC. As a result of the 2012 Change in Control Transaction, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the senior notes.
The indenture governing the senior notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The covenants exclude the impact of the purchase accounting fair value adjustments and the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all covenants under the indenture.
Effect of certain debt covenants
A breach of any of the covenants under the agreements governing our debt could limit our ability to borrow funds under the TransUnion LLC senior secured revolving line of credit and could result in a default under the TransUnion LLC senior secured credit facility, the indenture governing the Trans Union LLC senior notes or the indentures governing the TransUnion Holding senior unsecured PIK toggle notes. Upon the occurrence of an event of default under the TransUnion LLC senior secured credit facility, the indenture governing the Trans Union LLC senior notes, or the indentures governing the TransUnion Holding senior unsecured PIK toggle notes, the TransUnion LLC lenders, the holders of the TransUnion Corp senior notes, or the holders of the TransUnion Holding senior unsecured PIK toggle notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable, and the lenders could terminate all commitments to extend further credit under our secured credit facility. If we were unable to repay the amounts declared due, the lenders could proceed against any collateral granted to them to secure that indebtedness. We have pledged substantially all of the TransUnion LLC assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, or the holders of the TransUnion Corp senior notes or TransUnion Holding senior unsecured PIK toggle notes accelerate repayment of the notes, we may not have sufficient assets to repay the debt due. See Part I, Item 1A, “Risk Factors.”
TransUnion Corp is a holding company and its ability to meet its liquidity needs or to pay dividends on its common stock depends on its subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the senior secured credit facility and the co-issuer of the Trans Union LLC senior notes, is not permitted to declare any dividend or make any other distribution, subject to certain exceptions including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Corp’s consolidated net income.
In addition, TransUnion LLC’s senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.00-to-1. The covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. Although TransUnion Corp was not subject to the covenant at December 31, 2013, because it did not have borrowings outstanding on the senior secured revolving line of credit, the senior secured net leverage ratio for TransUnion Corp as of December 31, 2013, was 2.44 to 1. The senior secured net leverage ratio is the ratio of consolidated senior secured net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended December 31, 2013, totaled $415.9 million. Covenant EBITDA was higher than Adjusted EBITDA by $38.0 million for the trailing twelve-month period ended December 31, 2013, because of adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

Under the covenants of the indenture governing the Trans Union LLC 11.375% notes, TransUnion Corp is restricted from making certain payments, including dividend payments to TransUnion Holding. As of December 31, 2013 and 2012, TransUnion Corp’s capacity to make these distributions was restricted to approximately $140 million and $160 million, respectively.
For additional information about our debt, see Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 12, “Debt.”
Contractual Obligations
Consolidated future minimum payments for noncancelable operating leases, purchase obligations and debt repayments as of December 31, 2013, are payable as follows:

(in millions)	Operating leases	Purchase obligations	Debt repayments	Loan fees and interest payments	Total
2014	$11.3	$174.8	$13.8	$215.4	$415.3
2015	8.7	29.0	12.6	214.6	264.9
2016	7.1	14.2	12.6	213.8	247.7
2017	5.9	8.5	11.6	212.4	238.4
2018	5.5	5.9	1,656.6	97.1	1,765.1
Thereafter	10.3	3.2	1,065.3	5.9	1,084.7
Totals	$48.8	$235.6	$2,772.5	$959.2	$4,016.1
Purchase obligations to be repaid in 2014 include $100.3 million of trade accounts payable that were included on the consolidated balance sheet of TransUnion Holding as of December 31, 2013. Loan fees and interest payments are estimates based on the interest rates in effect at December 31, 2013, and the contractual principal paydown schedule, excluding any excess cash flow prepayments that may be required. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our interest payments.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
Goodwill and Indefinite-Lived Intangibles
Due to the 2012 Change in Control Transaction, the value of goodwill increased significantly, as the excess of the purchase price paid for TransUnion Corp over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and allocated to each of our reporting units.
As of December 31, 2013, our consolidated balance sheet included goodwill of $1,909.7 million. As of December 31, 2013, we had no other indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets, if any, for impairment on an annual basis, in the fourth quarter, or on an interim basis if an indicator of impairment is present. For goodwill, we compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For other indefinite-lived intangibles, if any, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded.
We use discounted cash flow techniques to determine the fair value of our reporting units, goodwill and other indefinite-lived intangibles. The discounted cash flow calculation requires a number of significant assumptions, including projections of future cash flows, exchange rates and an estimate of the appropriate discount rates. The projections of future cash flows used to assess the fair value of the reporting units are based on the internal operating plans reviewed by management and significant shareholders. The projections of future exchange rates were based on the current exchange rates at the time the projections were prepared. The estimated discount rates were based on the risk-free rate of interest and estimated risk premiums for the reporting units at the time the impairment analysis was prepared. We believe our current estimates of fair value are based on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates are, however, inherently uncertain, and estimates using different assumptions could result in significantly different results, and a potential impairment charge for one or more of our reporting units that could adversely affect our results of operations.
During 2013, 2012 and 2011, there were no impairments of goodwill or other indefinite-lived intangible assets. As of December 31, 2013, our estimates of fair value for each reporting unit exceeded the carrying amount of the corresponding reporting unit. The estimated fair value of our Latin America reporting unit exceeded its carrying amount by 13.5%. However, a 10% increase in the discount rate or a 10% decrease in the estimated cash flows of the reporting unit could have resulted in an impairment of goodwill for the Latin America reporting unit. The estimated fair value of our Africa reporting unit exceeded its carrying amount by 14.6%. However, a 10% decrease in the estimated cash flows of the reporting units could have resulted in an impairment of goodwill for the Africa reporting unit. The estimated fair values of all other reporting units exceeded the corresponding carrying values by at more than 50%.
Long-Lived Depreciable and Amortizable Assets
In connection with the 2012 Change in Control Transaction, all long-lived depreciable and amortizable assets were recorded at fair value and the carrying value of certain fixed assets and all intangible assets increased significantly.
As of December 31, 2013, our consolidated balance sheet included fixed assets of $220.6 million, $150.4 million net of accumulated depreciation, and long-lived intangible assets of $2,161.5 million, $1,934.0 million net of accumulated amortization. We review long-lived assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet, and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. When a long-lived asset group is tested for recoverability, we also review depreciation estimates and methods. Any revision to the remaining useful life of a long-lived asset resulting from that review is also considered in developing estimates of future cash flows used to test the asset for recoverability. We typically use a discounted cash flow model when assessing the fair value of our asset groups. The discounted cash flow calculation requires a number of significant assumptions, including projections of future cash flows and an estimate of our discount rate.
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we use estimates of future cash flows to determine recoverability and base such estimates on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates, however, are inherently uncertain and estimates using different assumptions, or different valuation techniques, could result in significantly different results. During 2013, 2012 and 2011 there were no material impairment charges.
Legal Contingencies
As of December 31, 2013, our consolidated balance sheet included an accrual of $13.8 million for pending or anticipated claims of our continuing operations. We are involved in various legal proceedings resulting from our normal business operations. We regularly review all claims to determine whether a loss is probable and can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued and included in other current liabilities. We make a number of significant judgments and estimates related to these contingencies, including the likelihood that a liability has been incurred, and an estimate of that liability. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 18, “Contingencies,” for additional information about our legal contingencies.
We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of a contingency may differ significantly from what is expected.
Income Taxes
As of December 31, 2013, TransUnion Holding’s consolidated balance sheet included current deferred tax assets of $22.1 million, noncurrent deferred tax liabilities of $636.9 million and unrecognized tax benefits of $4.6 million. As of December 31, 2013, TransUnion Corp’s consolidated balance sheet included current deferred tax assets of $37.1 million, noncurrent deferred tax liabilities of $624.0 million and unrecognized tax benefits of $4.5 million. We are required to record current and deferred tax expense, deferred tax assets and liabilities resulting from temporary differences, and unrecognized tax benefits for uncertain tax positions. We make certain judgments and estimates to determine the amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record.
We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.
Stock-Based Compensation
For the year ended December 31, 2013, we recorded $6.9 million of stock-based compensation expense. For the year ended December 31, 2012, we recorded $93.0 million of stock-based compensation expense, including $88.0 million in connection with the 2012 Change in Control Transaction. For the year ended December 31, 2011, we recorded $4.6 million of stock-based compensation expense. The fair value of each award was determined by various methods including independent valuations of our common stock based on discounted cash flow and selected comparable public company analysis, the Black-Scholes valuation model, and risk-neutral Monte Carlo valuation models. The various valuation models required management to make a number of significant assumptions, including the fair value of our stock, projections of future cash flows and an estimate of our cost of capital, volatility rates, expected life of awards and risk-free interest rates. We believe the determination of fair value was based on assumptions and estimates that are reasonable and consistent with what would be used by other marketplace participants to determine fair value. Valuations, however, are inherently uncertain and valuations using different assumptions and estimates, or different valuation techniques, could result in significantly different values. See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 14, “Stock-Based Compensation,” for additional information.
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
Interest Rate Risk
Our senior secured credit facility consists of a seven-year senior secured term loan ("term loan") and a $210.0 million senior secured revolving line of credit ("revolving line of credit"). Interest rates on these borrowings are based, at Trans Union LLC’s election, on LIBOR or an alternate base rate, subject to a floor, plus an applicable margin based on the senior secured net leverage ratio. As of December 31, 2013, 39.2% of TransUnion Holding’s outstanding debt was variable-rate debt. As of December 31, 2013, 60.1% of TransUnion Corp’s outstanding debt was variable-rate debt. As of December 31, 2013, our variable-rate debt had a weighted-average interest rate of 4.25% and a weighted-average life of 5.11 years. For all of 2013, the variable rate on our senior secured term loan was below the floor, and a 10% change in the interest rate on that loan would not have changed our interest expense. During 2013, we borrowed and repaid $65.0 million on our senior secured revolving line of credit. During the time the revolving line of credit had an outstanding balance, the variable rate was below the floor, and a 10% change in the interest rate on that loan would not have changed our interest expense.
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received has been and will continue to be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at December 31, 2013, was $462.5 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of December 31, 2013, was a liability of $1.0 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of December 31, 2013, of $0.6 million was included in accumulated other comprehensive income (loss). Through December 31, 2013, there were no gains or losses related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument began on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.
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
See Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about interest rates on our debt.
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
In 2013, revenue from foreign operations was $238.9 million, and foreign pre-tax income was $19.5 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2013 would have changed our revenue by $23.9 million and our pre-tax income by $2.0 million.

A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2013 realized foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements
TransUnion Holding Company, Inc.:

This Annual Report on Form 10-K is a combined report being filed separately by TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp. ("TransUnion Corp), a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to “TransUnion,” the “Company,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp and its subsidiaries for periods prior to the formation of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this annual report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.
Where the information provided is substantially the same for each company, such information has been combined in this Annual Report on Form 10-K. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part II, Item 8, “Financial Statements and Supplementary Information.”
We operate TransUnion Holding and TransUnion Corp as one business, with one management team. Management believes combining the Annual Reports on Form 10-K of TransUnion Holding and TransUnion Corp provides the following benefits:

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
TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp on April 30, 2012. Substantially all of TransUnion Corp’s net assets are owned by TransUnion Holding and substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp. In addition, TransUnion Holding has issued $1 billion of senior unsecured PIK toggle notes, incurs interest expense on the notes, incurred deferred financing fees related to the notes, and incurred $15.2 million of acquisition-related costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense in 2012.

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting
Financial Statements
Management of TransUnion Holding Company, Inc. is responsible for the preparation of the TransUnion Holding Company, Inc. financial information included in this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.
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
Management assessed the effectiveness of TransUnion Holding Company, Inc.’s internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of TransUnion Holding Company, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Compliance Committee of TransUnion Holding Company, Inc.’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2013, TransUnion Holding Company, Inc.’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TransUnion Holding Company, Inc.

We have audited the accompanying consolidated balance sheet of TransUnion Holding Company, Inc. and subsidiaries as of December 31, 2013 and 2012 , and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2013 and the period from the date of inception (February 15, 2012) through December 31, 2012. Our audit also included the financial statement schedules listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion Holding Company, Inc. and subsidiaries at December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the year ended December 31, 2013 and the period from the date of inception (February 15, 2012) through December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, IL
February 27, 2014

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$111.2	$154.3
Trade accounts receivable, net of allowance of $0.7 and $1.7	165.0	163.6
Other current assets	73.5	82.7
Total current assets	349.7	400.6
Property, plant and equipment, net of accumulated depreciation of $70.2 and $26.4	150.4	121.2
Marketable securities	9.9	11.4
Goodwill	1,909.7	1,804.2
Other intangibles, net of accumulated amortization of $227.5 and $86.6	1,934.0	1,911.6
Other assets	138.6	129.8
Total assets	$4,492.3	$4,378.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$100.3	$78.4
Current portion of long-term debt	13.8	10.6
Other current liabilities	133.5	129.3
Total current liabilities	247.6	218.3
Long-term debt	2,853.1	2,670.3
Deferred taxes	636.9	657.5
Other liabilities	22.6	21.9
Total liabilities	3,760.2	3,568.0
Redeemable noncontrolling interests	17.6	14.7
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at December 31, 2013 and December 31, 2012, 110.7 million and 110.2 million shares issued as of December 31, 2013 and December 31, 2012, respectively; and 110.2 million and 110.1 million shares outstanding as of December 31, 2013 and December 31, 2012, respectively	1.1	1.1
Additional paid-in capital	1,121.8	1,109.4
Treasury stock at cost; 0.5 million and 0.1 million shares at December 31, 2013 and December 31, 2012, respectively	(4.1)	(0.7)
Retained earnings (accumulated deficit)	(417.7)	(382.6)
Accumulated other comprehensive income (loss)	(73.2)	(24.4)
Total TransUnion Holding Company, Inc. stockholders’ equity	627.9	702.8
Noncontrolling interests	86.6	93.3
Total stockholders’ equity	714.5	796.1
Total liabilities and stockholders’ equity	$4,492.3	$4,378.8

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in millions)

	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31,2012
Revenue	$1,183.2	$767.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	472.4	298.2
Selling, general and administrative	354.8	212.6
Depreciation and amortization	186.8	115.0
Total operating expenses	1,014.0	625.8
Operating income	169.2	141.2
Non-operating income and expense
Interest expense	(197.6)	(125.0)
Interest income	1.7	0.8
Earnings from equity method investments	13.7	8.0
Other income and (expense), net	(12.9)	(22.3)
Total non-operating income and expense	(195.1)	(138.5)
Income (loss) before income taxes	(25.9)	2.7
Provision for income taxes	(2.3)	(6.6)
Net loss	(28.2)	(3.9)
Less: net income attributable to noncontrolling interests	(6.9)	(4.9)
Net loss attributable to TransUnion Holding Company, Inc.	$(35.1)	$(8.8)

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012
Net loss	$(28.2)	$(3.9)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(56.4)	(22.7)
Net unrealized gain (loss) on hedges (net of tax at 36%)	3.0	(3.7)
Total other comprehensive loss, net of tax	(53.4)	(26.4)
Comprehensive loss	(81.6)	(30.3)
Less: comprehensive income attributable to noncontrolling interests	(2.3)	(2.9)
Comprehensive loss attributable to TransUnion Holding Company, Inc.	$(83.9)	$(33.2)

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012
Cash flows from operating activities:
Net income (loss)	$(28.2)	$(3.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	186.8	115.0
Equity in net income of affiliates, net of dividends	(3.6)	1.3
Deferred taxes	(16.2)	(5.1)
Amortization of senior notes purchase accounting fair value adjustment and note discount	(17.1)	(10.8)
(Gains) / losses on sale or exchange of assets	(1.0)	—
Deferred financing fees	8.2	2.1
Stock-based compensation	6.3	2.7
Provision (reduction) for losses on trade accounts receivable	0.8	(1.9)
Other	(0.9)	2.6
Changes in assets and liabilities:
Trade accounts receivable	(3.1)	(1.0)
Other current and long-term assets	(8.6)	(78.8)
Trade accounts payable	5.9	(0.8)
Other current and long-term liabilities	14.1	25.6
Cash provided by operating activities	143.4	47.0
Cash flows from investing activities:
Capital expenditures for property and equipment	(81.7)	(48.8)
Proceeds from sale of trading securities	4.4	—
Investments in trading securities	(1.8)	(0.5)
Acquisition of TransUnion Corp., net of cash acquired	—	(1,485.9)
Proceeds from sale of other assets	4.3	—
Other acquisitions and purchases of noncontrolling interests, net of cash acquired	(282.3)	(14.2)
Acquisition related deposits	(10.0)	3.7
Other	0.1	(1.4)
Cash used in investing activities	(367.0)	(1,547.1)
Cash flows from financing activities:
Proceeds from senior secured term loan	1,133.4	—
Extinguishment of senior secured term loan	(923.4)	—
Proceeds from revolving line of credit	65.0	—
Payment on revolving line of credit	(65.0)	—
Proceeds from 9.625% notes	—	600.0
Proceeds from 8.125% notes	—	398.0
Repayments of debt	(11.9)	(17.2)
Debt financing fees	(5.2)	(41.3)
Proceeds from issuance of common stock	5.8	1,097.3
Treasury stock purchases	(3.4)	(0.7)
Dividends	—	(373.8)
Distributions to noncontrolling interests	(8.0)	(7.2)
Cash provided by financing activities	187.3	1,655.1
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(0.7)
Net change in cash and cash equivalents	(43.1)	154.3
Cash and cash equivalents, beginning of period	154.3	—
Cash and cash equivalents, end of period	$111.2	$154.3

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows-Continued (in millions)

	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012
Noncash investing activities:
Property and equipment acquired through capital lease obligations	$2.0	$—
Noncash financing activities:
Exchange of TransUnion Holding Company, Inc. common stock for ownership interest in TransUnion Corp.	$—	$10.4
Supplemental disclosure of cash flow information:
Cash paid from inception through December 31, 2012 for:
Interest	$211.8	$140.4
Income taxes, net of refunds	23.3	14.9

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
Balance, February 15, 2012 (inception)	—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	(8.8)	—	4.9	(3.9)	—
Other comprehensive income (loss)	—	—	—	—	—	(24.4)	(2.0)	(26.4)	—
Acquisition of noncontrolling interests in TransUnion Corp. subsidiaries	—	—	—	—	—	—	26.6	26.6	—
Purchase accounting adjustments related to acquisition of TransUnion Corp.	—	—	—	—	—	—	87.0	87.0	(0.3)
Reclassification of redeemable non-controlling interests	—	—	—	—	—	—	(17.9)	(17.9)	17.9
Acquisition of Africa subsidiary	—	—	—	—	—	—	1.9	1.9	—
Additional acquisition price for Brazil subsidiary	—	—	—	—	—	—	—	—	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.2)	(7.2)	—
Purchase of noncontrolling interests	—	—	0.1	—	—	—	—	0.1	(3.3)
Dividends	—	—	—	—	(373.8)	—	—	(373.8)	—
Stock-based compensation	—	—	2.7	—	—	—	—	2.7	—
Issuance of stock	110.2	1.1	1,106.6	—	—	—	—	1,107.7	—
Treasury stock purchased	(0.1)	—	—	(0.7)	—	—	—	(0.7)	—
Balance December 31, 2012	110.1	$1.1	$1,109.4	$(0.7)	$(382.6)	$(24.4)	$93.3	$796.1	$14.7

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
Net income (loss)	—	—	—	—	(35.1)	—	6.8	(28.3)	0.1
Other comprehensive income (loss)	—	—	—	—	—	(48.8)	(1.9)	(50.7)	(2.7)
Acquisition of Brazil subsidiary	—	—	—	—	—	—	—	—	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.8)	(7.8)	(0.2)
Purchase of noncontrolling interests	—	—	0.3	—	—	—	—	0.3	(1.9)
Stock-based compensation	—	—	6.3	—	—	—	—	6.3	—
Issuance of stock	0.4	—	5.2	—	—	—	—	5.2	—
Exercise of stock options	0.1	—	0.6	—	—	—	—	0.6	—
Treasury stock purchased	(0.4)	—	—	(3.4)	—	—	—	(3.4)	—
Purchase accounting adjustments related to acquisition of TransUnion Corp. subsidiaries	—	—	—	—	—	—	(3.3)	(3.3)	—
Disposal of noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)	—
Stockholder Contribution	—	—	—	—	—	—	0.1	0.1	—
Balance, December 31, 2013	110.2	$1.1	$1,121.8	$(4.1)	$(417.7)	$(73.2)	$86.6	$714.5	$17.6

See accompanying combined notes to consolidated financial statements.

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting
Financial Statements
Management of TransUnion Corp. is responsible for the preparation of the TransUnion Corp. financial information included in this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.
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
Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of TransUnion’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Compliance Committee of TransUnion Corp.'s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2013, TransUnion’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TransUnion Corp.

We have audited the accompanying consolidated balance sheet of TransUnion Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2013, the period from May 1, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through April 30, 2012 (Predecessor), and the year ended December 31, 2011 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion Corp. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the year ended December 31, 2013, the period from May 1, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through April 30, 2012 (Predecessor) and the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, IL
February 27, 2014

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$111.2	$154.3
Trade accounts receivable, net of allowance of $0.7 and $1.7	165.0	163.6
Other current assets	81.0	58.7
Total current assets	357.2	376.6
Property, plant and equipment, net of accumulated depreciation of $70.2 and $26.4	150.4	121.2
Marketable securities	9.9	11.4
Goodwill	1,909.7	1,804.2
Other intangibles, net of accumulated amortization of $227.5 and $86.6	1,934.0	1,911.6
Other assets	110.6	95.7
Total assets	$4,471.8	$4,320.7
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$100.2	$77.5
Current portion of long-term debt	13.8	10.6
Other current liabilities	167.7	107.0
Total current liabilities	281.7	195.1
Long-term debt	1,854.8	1,672.3
Deferred taxes	624.0	645.8
Other liabilities	22.5	21.6
Total liabilities	2,783.0	2,534.8
Redeemable noncontrolling interests	17.6	14.7
Stockholders’ equity:
Common stock, $0.01 par value; one thousand shares authorized, one hundred shares issued at December 31, 2013 and December 31, 2012; one hundred shares outstanding as of December 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	1,693.7	1,687.2
Treasury stock at cost; 0 shares at December 31, 2013 and December 31, 2012	—	—
Retained earnings (accumulated deficit)	(35.9)	15.1
Accumulated other comprehensive income (loss)	(73.2)	(24.4)
Total TransUnion Corp. stockholders’ equity	1,584.6	1,677.9
Noncontrolling interests	86.6	93.3
Total stockholders’ equity	1,671.2	1,771.2
Total liabilities and stockholders’ equity	$4,471.8	$4,320.7

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(in millions)

	Successor		Predecessor
	Twelve Months Ended December 31, 2013	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011
Revenue	$1,183.2	$767.0	$373.0	$1,024.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	472.4	298.2	172.0	421.5
Selling, general and administrative	353.5	211.7	172.0	264.5
Depreciation and amortization	186.8	115.0	29.2	85.3
Total operating expenses	1,012.7	624.9	373.2	771.3
Operating income (loss)	170.5	142.1	(0.2)	252.7
Non-operating income and expense
Interest expense	(101.4)	(72.8)	(40.5)	(126.4)
Interest income	1.7	0.8	0.6	0.7
Earnings from equity method investments	13.7	8.0	4.1	11.4
Other income and (expense), net	(12.6)	(5.9)	(27.9)	(71.3)
Total non-operating income and expense	(98.6)	(69.9)	(63.7)	(185.6)
Income (loss) before income taxes	71.9	72.2	(63.9)	67.1
(Provision) benefit for income taxes	(21.8)	(24.3)	11.5	(17.8)
Income (loss) from continuing operations	50.1	47.9	(52.4)	49.3
Discontinued operations, net of tax	—	—	—	(0.5)
Net income (loss)	50.1	47.9	(52.4)	48.8
Less: net income attributable to noncontrolling interests	(6.9)	(4.9)	(2.5)	(8.0)
Net income (loss) attributable to TransUnion Corp.	$43.2	$43.0	$(54.9)	$40.8

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in millions)

	Successor		Predecessor
	Twelve Months Ended December 31, 2013	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011
Net income (loss)	$50.1	$47.9	$(52.4)	$48.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(56.4)	(22.7)	2.5	(14.5)
Net unrealized gain (loss) on hedges (net of tax at 36%)	3.0	(3.7)	—	—
Total other comprehensive income (loss), net of tax	(53.4)	(26.4)	2.5	(14.5)
Comprehensive income (loss)	(3.3)	21.5	(49.9)	34.3
Less: comprehensive income attributable to noncontrolling interests	(2.3)	(2.9)	(2.8)	(6.4)
Comprehensive income (loss) attributable to TransUnion Corp.	$(5.6)	$18.6	$(52.7)	$27.9

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Successor		Predecessor
	Twelve Months Ended December 31, 2013	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011
Cash flows from operating activities:
Net income (loss)	$50.1	$47.9	$(52.4)	$48.8
Less: income (loss) from discontinued operations, net of tax	—	—	—	(0.5)
Income (loss) from continuing operations	50.1	47.9	(52.4)	49.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	186.8	115.0	29.2	85.3
Loss on early extinguishment of debt	—	—	—	59.3
Stock-based compensation	6.2	2.3	2.0	4.6
Deferred financing fees	2.5	—	3.9	4.2
Provision (reduction) for losses on trade accounts receivable	0.8	(1.9)	3.1	1.9
Change in control transaction fees	—	0.4	20.9	—
Deferred taxes	(12.1)	11.8	(18.3)	(3.5)
Amortization of 11.375% notes purchase accounting fair value adjustment	(17.4)	(10.8)	—	—
Equity in net income of affiliates, net of dividends	(3.6)	1.3	(3.7)	(3.4)
(Gain) loss on sale or exchange of property	(1.0)	—	0.1	(0.3)
Other	(0.9)	2.6	(0.7)	2.8
Changes in assets and liabilities:
Trade accounts receivable	(3.1)	(1.0)	(24.7)	(11.6)
Other current and long-term assets	(4.1)	2.8	1.5	(3.3)
Trade accounts payable	6.1	(1.2)	1.6	14.9
Other current and long-term liabilities	28.8	(77.5)	89.9	4.3
Cash provided by operating activities of continuing operations	239.1	91.7	52.4	204.5
Cash used in operating activities of discontinued operations	—	—	—	(1.3)
Cash provided by operating activities	239.1	91.7	52.4	203.2
Cash flows from investing activities:
Capital expenditures for property and equipment	(81.7)	(48.8)	(20.4)	(74.0)
Investments in trading securities	(1.8)	(0.5)	(1.1)	(1.2)
Proceeds from sale of trading securities	4.4	—	1.1	9.9
Proceeds from sale and redemption of investments in available-for-sale securities	—	—	—	0.2
Investments in held-to-maturity securities	—	—	—	(6.3)
Proceeds from held-to-maturity securities	—	—	—	6.3
Proceeds from sale of other assets	4.3	—	—	—
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(282.3)	(14.2)	(0.1)	(105.2)
Acquisition related deposits	(10.0)	3.7	—	(8.6)
Other	0.1	(1.4)	0.9	(2.7)
Cash used in investing activities	(367.0)	(61.2)	(19.6)	(181.6)

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows—Continued
(in millions)

	Successor		Predecessor
	Twelve Months Ended December 31, 2013	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011
Cash flows from financing activities:
Proceeds from senior secured term loan	1,133.4	—	—	950.0
Extinguishment of senior secured term loan	(923.4)	—	—	(945.2)
Prepayment fee on early extinguishment of senior secured term loan	—	—	—	(9.5)
Proceeds from revolving line of credit	65.0	—	—	—
Payment on revolving line of credit	(65.0)	—	—	—
Repayments of debt	(11.9)	(17.2)	(14.6)	(11.7)
Treasury stock purchases	—	—	(1.3)	(0.2)
Distribution of merger consideration	—	—	(1.3)	(4.3)
Debt financing fees	(4.3)	—	(6.1)	(11.3)
Change in control transaction fees	—	(0.4)	(20.9)	—
Distributions to noncontrolling interests	(8.0)	(7.2)	(0.4)	(8.5)
Dividends to TransUnion Holding	(94.2)	(27.9)	—	—
Stockholder contributions	—	80.8	—	0.3
Other	—	—	(0.4)	(0.8)
Cash provided by (used in) financing activities	91.6	28.1	(45.0)	(41.2)
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(0.7)	0.8	(3.8)
Net change in cash and cash equivalents	(43.1)	57.9	(11.4)	(23.4)
Cash and cash equivalents, beginning of period	154.3	96.4	107.8	131.2
Cash and cash equivalents, end of period	$111.2	$154.3	$96.4	$107.8
Noncash investing activities:
Note payable for acquisition of noncontrolling interests	$—	$—	$—	$1.8
Property and equipment acquired through capital lease obligations	2.0	—	—	0.3
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$117.6	$112.5	$12.7	$122.8
Income taxes, net of refunds	23.3	14.9	5.6	10.1

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non- controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
Predecessor balance, December 31, 2010	29.8	$0.3	$893.5	$—	$(1,780.6)	$9.3	$15.5	$(862.0)	$—
Net income	—	—	—	—	40.8	—	8.0	48.8	—
Other comprehensive income/(loss)	—	—	—	—	—	(12.9)	(1.6)	(14.5)	—
Stock-based compensation	—	—	4.6	—	—	—	—	4.6	—
Issuance of stock	—	—	1.3	—	—	—	—	1.3	—
Purchase of noncontrolling interests	—	—	(5.6)	—	—	—	(0.3)	(5.9)	—
Exercise of stock options	—	—	0.1	—	—	—	—	0.1	—
Acquisition of Brazil subsidiary	—	—	—	—	—	—	10.8	10.8	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8.5)	(8.5)	—
Stockholder contribution	—	—	—	—	—	—	0.3	0.3	—
Treasury stock purchased	—	—	—	(0.2)	—	—	—	(0.2)	—
Effects of merger transaction	—	—	—	—	0.8	—	—	0.8	—
Predecessor balance, December 31, 2011	29.8	$0.3	$893.9	$(0.2)	$(1,739.0)	$(3.6)	$24.2	$(824.4)	$—
Net income (loss)	—	—	—	—	(54.9)	—	2.5	(52.4)	—
Other comprehensive income	—	—	—	—	—	2.2	0.3	2.5	—
Stock-based compensation	—	—	2.0	—	—	—	—	2.0	—
Exercise of stock options	—	—	0.1	—	—	—	—	0.1	—
Impact of share-based awards modification	—	—	(3.3)	—	—	—	—	(3.3)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	—
Treasury stock purchased	—	—	—	(1.3)	—	—	—	(1.3)	—
Effects of merger transaction	—	—	—	—	(0.4)	—	—	(0.4)	—
Predecessor balance, April 30, 2012	29.8	$0.3	$892.7	$(1.5)	$(1,794.3)	$(1.4)	$26.6	$(877.6)	$—
Purchase accounting adjustments related to acquisition of TransUnion Corp.	(29.8)	(0.3)	711.3	1.5	1,794.3	1.4	87.0	2,595.2	(0.3)
Net income	—	—	—	—	43.0	—	4.9	47.9	—
Other comprehensive income (loss)	—	—	—	—	—	(24.4)	(2.0)	(26.4)	—
Reclassification of redeemable non-controlling interests	—	—	—	—	—	—	(17.9)	(17.9)	17.9
Acquisition of Africa subsidiary	—	—	—	—	—	—	1.9	1.9	—
TRANSUNION CORP. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Income (Loss)	Non- controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
Additional acquisition price for Brazil subsidiary	—	—	—	—	—	—	—	—	0.4
Dividends to TransUnion Holding	—	—	—	—	(27.9)	—	—	(27.9)	—
Purchase of noncontrolling interests	—	—	0.1	—	—	—	—	0.1	(3.3)
Stockholder contribution	—	—	80.8	—	—	—	—	80.8	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.2)	(7.2)	—
Stock-based compensation	—	—	2.3	—	—	—	—	2.3	—
Successor balance, December 31, 2012	—	$—	$1,687.2	$—	$15.1	$(24.4)	$93.3	$1,771.2	$14.7
Net income (loss)	—	—	—	—	43.2	—	6.8	50.0	0.1
Other comprehensive income (loss)	—	—	—	—	—	(48.8)	(1.9)	(50.7)	(2.7)
Acquisition of Brazil subsidiary	—	—	—	—	—	—	—	—	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.8)	(7.8)	(0.2)
Stock-based compensation	—	—	6.2	—	—	—	—	6.2	—
Purchase of noncontrolling interests	—	—	0.3	—	—	—	—	0.3	(1.9)
Dividends to TransUnion Holding	—	—	—	—	(94.2)	—	—	(94.2)	—
Purchase accounting adjustments related to acquisition of TransUnion Corp. subsidiaries	—	—	—	—	—	—	(3.3)	(3.3)	—
Disposal of noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)	—
Stockholder contribution	—	—	—	—	—	—	0.1	0.1	—
Successor balance, December 31, 2013	—	$—	$1,693.7	$—	$(35.9)	$(73.2)	$86.6	$1,671.2	$17.6
See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
TRANSUNION CORP. AND SUBSIDIARIES
Combined Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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
Basis of Presentation
This Annual Report on Form 10-K is a combined report being filed separately by TransUnion Holding Company, Inc. ("TransUnion Holding") and TransUnion Corp., ("TransUnion Corp") a direct 100% owned subsidiary of TransUnion Holding. Substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp. All of the significant accounting and reporting policies pertain to both TransUnion Holding and TransUnion Corp.
Unless the context indicates otherwise, any reference in this report to "TransUnion," the “Company,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp and its subsidiaries for periods prior to the forming of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this annual report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.
Where the information provided is substantially the same for each company, such information has been combined in this Annual Report on Form 10-K. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included above.
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
The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, with the basis of the assets acquired and liabilities assumed recorded at fair value to reflect the purchase price. Under the guidance provided by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” the fair value adjustments of the assets acquired and liabilities assumed have been pushed down and recorded on TransUnion Corp’s books.
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
The accompanying consolidated financial statements of TransUnion Holding Company and Subsidiaries and of TransUnion Corp and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods presented. All significant intercompany transactions and balances have been eliminated.
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

Reclassifications
We have broken out prior years' deferred tax liabilities on our balance sheets and earnings from equity method investments on our statements of income to conform to the current year's presentation.
Segments
We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”); International; and Interactive. We also report expenses for Corporate, which provides support services to each operating segment. Details of our segment results are discussed in Note 16, “Operating Segments.”
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

Costs of Services
Costs of services include data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses, research and development costs and occupancy costs associated with the facilities where these functions are performed. Research and development costs of TransUnion Holding and TransUnion Corp Successor for the year ended December 31, 2013, was $4.9 million. Research and development costs of TransUnion Holding from the date of inception through December 31, 2012, and for TransUnion Corp Successor for the eight months ended December 31, 2012, was $7.6 million. Research and development costs for TransUnion Corp Predecessor for the four months ended April 30, 2012, and the year ended December 31, 2011, were $3.7 million and $7.8 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs are expensed as incurred. Advertising costs of TransUnion Holding and TransUnion Corp Successor for the year ended December 31, 2013, were $32.3 million. Advertising costs of TransUnion Holding from the date of inception through December 31, 2012, and for TransUnion Corp Successor for the eight months ended December 31, 2012, were $19.2 million. Advertising costs of TransUnion Corp Predecessor for the four months ended April 30, 2012, and the year ended December 31, 2011, were $15.5 million and $32.8 million, respectively.
Stock-Based Compensation
Compensation expense for all stock-based compensation awards is determined using the grant date fair value and includes an estimate for expected forfeitures. Expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period. The details of our stock-based compensation program are discussed in Note 14, “Stock-Based Compensation.”
Income Taxes
Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the change. We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 13, “Income Taxes,” for additional information.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The exchange rate loss of TransUnion Holding and TransUnion Corp Successor for the year ended December 31, 2013, was $0.8 million. The exchange rate gain of TransUnion Holding from the date of inception through December 31, 2012, and for TransUnion Corp Successor for the eight months ended December 31, 2012, was the less than $0.1 million. The exchange rate gain of TransUnion Corp Predecessor for the four months ended April 30, 2012, was $0.2 million and the exchange rate loss of TransUnion Corp Predecessor for the year ended December 31, 2011, was $2.8 million.
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
Long-Lived Assets
Property, Plant, Equipment and Intangibles
Property, plant and equipment was adjusted to fair value on the date of the 2012 Change in Control Transaction. All subsequent purchases of property, plant and equipment have been recorded at cost. Property, plant and equipment is depreciated primarily using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over twenty years. Computer equipment and purchased software are depreciated over three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Other assets are depreciated over five to seven years. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method over their economic life, generally three to forty years. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 2, “Change in Control Transaction,” Note 5, “Property, Plant and Equipment,” and Note 7, “Purchased Intangible Assets,” for additional information about these assets.
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
Impairment of Long-Lived Assets
We review long-lived assets that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2011, we recorded a $2.0 million impairment of software due to a regulatory change that requires a software platform change in our USIS segment. No significant impairment charges were recorded during 2013 or 2012.
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
At December 31, 2013 and 2012, all of the Company's Marketable Securities consisted of trading securities. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. We follow the fair value guidance issued by the FASB to measure the fair value of our financial assets as further described in Note 15, "Fair Value."
We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income. There were no other-than-temporary impairments of marketable securities in 2013 or 2012.
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
Benefit Plans
We maintain a 401(k) defined contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation.Contributions to this plan by TransUnion Holding and TransUnion Corp for the year ended December 31, 2013, were $12.4 million. Contributions to this plan by TransUnion Holding from the date of inception through December 31, 2012 and by TransUnion Corp Successor for the eight months ended December 31, 2012, were $6.9 million. Contributions to this plan by TransUnion Corp Predecessor for the four months ended April 30, 2012, and the year ended December 31, 2011, were $4.8 million and $10.1 million, respectively. We also maintain a nonqualified deferred compensation plan for certain key employees. The deferred compensation plan contains both employee deferred compensation and company contributions. These investments are held in the TransUnion Rabbi Trust, and are included in marketable securities on the balance sheet. The assets held in the Rabbi Trust are for the benefit of the participants in the deferred compensation plan, but are available to our general creditors in the case of our insolvency. The liability for amounts due to these participants is included in other current liabilities and other liabilities on the balance sheet.
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
Recent Accounting Pronouncement Not Yet Adopted
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist ("ASU 2013-11"). ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The objective of ASU 2013-11 is to eliminate the diversity in practice of how companies present unrecognized tax benefits under these circumstances. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the requirements of ASU 2013-11 to have a significant impact on the Company's consolidated financial statements.
2. Change in Control Transaction
2012 Change in Control Transaction
On April 30, 2012, TransUnion Corp was acquired by affiliates of Advent and GSC (the “Sponsors”), for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Corp became a wholly-owned subsidiary of TransUnion Holding. In connection with the acquisition, all existing stockholders of TransUnion Corp received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. To partially fund the acquisition, TransUnion Holding issued $600.0 million aggregate principal amount of the 9.625% notes. At the time of the transaction, TransUnion Holding was owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSC and 1% by members of management.

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
Acquisition Costs
The Company incurred $36.5 million of acquisition-related costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense. Of this total, $15.2 million was incurred by TransUnion Holding, $0.4 million was incurred by TransUnion Corp after the acquisition, and $20.9 million was incurred by TransUnion Corp prior to the acquisition. TransUnion Corp also incurred $2.7 million of loan fees for a bridge loan prior to the date of acquisition. None of the costs incurred by TransUnion Corp prior to the acquisition are reflected in TransUnion Holding’s consolidated results of operations.

3. Business Acquisitions
2013 acquisitions
TLO, LLC.
On December 16, 2013, we acquired a 100% ownership interest in certain net assets of TLO, LLC ("TLO") for $152.4 million in cash, which was partially funded through borrowing on the Company's term loan as further discussed in Note 12, "Debt." TLO provides data solutions for identity authentication, fraud prevention, and debt recovery. The Company established a newly incorporated entity, TransUnion Risk and Alternative Data Solutions, Inc. ("Alternative Data") to purchase the net assets of TLO.
Pro forma financial information is not presented because the acquisition was not material to our 2013 consolidated operating results. The results of operations of this business have been included as part of the USIS segment in the accompanying consolidated statements of income since the date of acquisition.
Purchase Price Allocation
The allocation of the purchase price is preliminary pending the preparation of the valuation of assets acquired and liabilities assumed, which is expected to be completed during 2014. The preliminary fair value of the assets acquired and liabilities assumed as of December 31, 2013, consisted of the following:

(in millions)	Fair Value
Other current assets	$0.3
Property and equipment	10.6
Identifiable intangible assets	88.4
Goodwill(1)	58.9
Total assets acquired	$158.2
Total liabilities assumed	(5.8)
Net assets of acquired company	$152.4

(1)	All of the goodwill is deductible for tax purposes.
The excess of the purchase price over the preliminary fair value of the net assets acquired was recorded as goodwill. The purchase price of TLO exceeded the fair value of the net assets acquired due primarily to growth opportunities, synergies associated with its internal use software and our existing customer base and brand name, and other technological and operations synergies.
Identifiable Intangible Assets
The fair value estimate of identifiable intangible assets acquired, including databases, internal use software, customer relationships, and other potential intangible assets, is preliminarily pending a final valuation. The weighted-average useful life of intangible assets acquired was incomplete at the time these financial statements were issued.
Acquisition Costs
During 2013, the Company incurred $3.7 million of acquisition-related costs for this acquisition, including banking fees, legal fees, due diligence and other external costs, which were expensed and recorded in other income and expense.
Other 2013 Business Acquisitions
The Company had other business acquisitions during 2013 that individually and in the aggregate were not material.
On September 4, 2013, we acquired 100% ownership of e-Scan Data Systems, Inc. ("eScan"). a business that provides services to healthcare providers to capture uncompensated care costs in their revenue management programs. This acquisition is in line with our strategic objective to invest in the growing healthcare industry and will supplement and has been integrated into our current healthcare offerings in our USIS business segment. The acquisition was not material to our 2013 consolidated operating results.
On March 1, 2013, we acquired 80% ownership in Data Solutions Serviços de Informática Ltda. (“ZipCode”), a Brazilian company that provides data enrichment and registry information services. This acquisition is in line with our strategic objective to invest in growing international regions and has been integrated into our International business segment. The acquisition was not material to our 2013 consolidated operating results.
2011 acquisitions
Crivo Sistemas em Infromatica S.A.
On December 28, 2011, we acquired an 80% ownership interest in Crivo Sistemas em Informatica S.A. ("Crivo"), a Brazilian company that provides credit, risk and fraud-related decisioning services. The purchase price allocation was completed in 2012. The results of operations of this business have been included as part of the International segment in the accompanying consolidated statements of income since the date of acquisition.
Financial Healthcare Systems, LLC
On October 13, 2011, we acquired a 100% ownership interest in Financial Healthcare Systems, LLC ("FHS"), a Colorado limited liability company that provides software-as-a-service solutions to help healthcare providers inform patients of their out-of-pocket costs. The purchase price allocation was completed in 2011. The results of operations of this business have been included as part of the USIS segment in the accompanying consolidated statements of income since the date of acquisition.
4. Other Current Assets
TransUnion Holding
Other current assets of TransUnion Holding consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Deferred income tax assets	$22.1	$36.3
Prepaid expenses	34.9	33.8
Income taxes receivable	6.8	4.7
Deferred financing fees	6.8	5.7
Other	2.9	2.2
Total other current assets	$73.5	$82.7
TransUnion Corp
Other current assets of TransUnion Corp Successor consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Deferred income tax assets	$37.1	$18.9
Prepaid expenses	34.9	33.8
Income taxes receivable	5.7	3.8
Deferred financing fees	0.4	—
Other	2.9	2.2
Total other current assets	$81.0	$58.7

5. Property, Plant and Equipment
Property, plant and equipment, including those acquired by capital lease, consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Computer equipment and furniture	$107.8	$75.5
Building and building improvements	64.3	42.7
Purchased software	45.3	26.2
Land	3.2	3.2
Total cost of property, plant and equipment	220.6	147.6
Less: accumulated depreciation	(70.2)	(26.4)
Total property, plant and equipment, net of accumulated depreciation	$150.4	$121.2
Depreciation expense, including depreciation of assets recorded under capital leases, for TransUnion Holding and TransUnion Corp Successor for the year ended December 31, 2013, was $44.0 million. Depreciation expense for TransUnion Holding from the date of inception through December 31, 2013, and for TransUnion Corp Successor for the eight months ended December 31, 2012, was $26.7 million. Depreciation expense for TransUnion Corp. Predecessor for the four months ended April 30, 2012 and the year ended December 31, 2011, was $12.4 million and $39.3 million, respectively.
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
Our impairment tests are performed using a discounted cash flow analysis that requires certain assumptions and estimates regarding economic factors and future profitability. Goodwill impairment tests performed during 2013, 2012 and 2011 resulted in no impairment. At December 31, 2013, there was no accumulated goodwill impairment loss.
As a result of the 2012 Change in Control Transaction, the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 2, “2012 Change in Control Transaction.”

Goodwill allocated to our segments as of December 31, 2013, December 31, 2012, April 30, 2012, and December 31, 2011, and the changes in the carrying amount of goodwill during those periods consist of the following:

(in millions)	USIS	International	Interactive	Total
TransUnion Corp. Predecessor balance, December 31, 2011	$147.5	$81.8	$45.9	$275.2
Acquisitions	—	0.8	—	0.8
Tax deductible goodwill adjustment	—	(10.3)	—	(10.3)
Foreign exchange rate adjustment	—	1.8	—	1.8
TransUnion Corp. Predecessor balance, April 30, 2012	$147.5	$74.1	$45.9	$267.5
Purchase accounting adjustments related to acquisition of TransUnion Corp.	987.8	455.3	90.9	1,534.0
Acquisitions	—	9.9	—	9.9
Tax deductible goodwill adjustment	—	6.7	—	6.7
Additional purchase price related to acquisition of Brazil subsidiary	—	1.8	—	1.8
Goodwill related to disposed equity method investment	—	(0.2)	—	(0.2)
Foreign exchange rate adjustment	—	(15.5)	—	(15.5)
TransUnion Holding and TransUnion Corp. Successor balance, December 31, 2012	$1,135.3	$532.1	$136.8	$1,804.2
Purchase accounting adjustments	(4.7)	(3.8)	(0.6)	(9.1)
Acquisitions	125.9	25.4	—	151.3
Tax deductible goodwill adjustment	—	(2.1)	—	(2.1)
Foreign exchange rate adjustment	—	(33.9)	—	(33.9)
Sale of Africa subsidiary	—	(0.7)	—	(0.7)
TransUnion Holding and TransUnion Corp. Successor balance, December 31, 2013	$1,256.5	$517.0	$136.2	$1,909.7
See Note 2, “Change in Control Transaction,” and Note 3, “Business Acquisitions,” for information on our purchase accounting adjustments and business acquisitions.
7. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives.
As a result of the 2012 Change in Control Transaction, during 2012 the following purchase accounting fair value increase adjustments were made to intangible assets: database and credit files, $705.1 million; internal use software, $261.2 million; customer relationships, $256.1 million; and trademarks, copyrights and patents, $537.0 million. Noncompete agreements were reduced by $3.3 million. All accumulated amortization was reduced to zero in connection with the 2012 Change in Control Transaction. See Note 2, “Change in Control Transaction.” Increases to the gross amount of intangible assets during 2013 include expenditures to develop internal use software and increases due to business acquisitions, partially offset by the impact of foreign exchange rate adjustments.

Intangible assets consisted of the following:

	December 31, 2013			December 31, 2012
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Database and credit files	$761.8	$(84.3)	$677.5	$763.6	$(33.9)	$729.7
Internal use software	510.4	(94.7)	415.7	380.3	(34.8)	345.5
Customer relationships	336.1	(25.8)	310.3	306.7	(10.3)	296.4
Trademarks, copyrights and patents	550.7	(22.2)	528.5	545.5	(7.4)	538.1
Noncompete and other agreements	2.5	(0.5)	2.0	2.1	(0.2)	1.9
Total intangible assets	$2,161.5	$(227.5)	$1,934.0	$1,998.2	$(86.6)	$1,911.6
All amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Database and credit files are amortized over a twelve- to fifteen-year period. Internal use software is amortized over a three- to seven-year period. Customer relationships are amortized over a ten- to twenty-year period. Trademarks are generally amortized over a forty-year period. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated economic life.
Amortization expense related to intangible assets for TransUnion Holding and TransUnion Corp for the year ended December 31, 2013, was $142.8 million. Amortization expense for TransUnion Holding from inception through December 31, 2012, and for TransUnion Corp Successor for the eight months ended December 31, 2012, was $88.3 million. Amortization expense for TransUnion Corp Predecessor for the four months ended April 30, 2012, and the year ended December 31, 2011 was $16.8 million and $46.0 million, respectively.
Estimated future amortization expense related to purchased intangible assets at December 31, 2013, is as follows:

(in millions)	Annual Amortization Expense
2014	$155.5
2015	154.8
2016	148.7
2017	143.2
2018	141.3
Thereafter	1,190.5
Total future amortization expense	$1,934.0

8. Other Assets
TransUnion Holding
Other assets of TransUnion Holding consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Investments in affiliated companies	$92.4	$88.6
Deferred financing fees	29.7	34.0
Deposits	15.8	6.3
Other	0.7	0.9
Total other assets	$138.6	$129.8
Deposits increased due to acquisition related deposits made during 2013.
TransUnion Corp
Other assets of TransUnion Corp Successor consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Investments in affiliated companies	$92.4	$88.6
Deposits	15.8	6.3
Deferred financing fees	1.6	—
Other	0.8	0.8
Total other assets	$110.6	$95.7
Deposits increased due to acquisition related deposits made during 2013.
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment in value has occurred. There were no impairments of investments in affiliated companies taken in 2013, 2012 or 2011.

Investments in affiliated companies consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Trans Union de Mexico, S.A. (25.69% ownership interest)	$50.0	$49.4
Credit Information Bureau (India) Ltd. (27.5% ownership interest)	28.4	26.6
All other equity method investments	6.1	4.7
Total equity method investments	$84.5	$80.7
Total cost method investments	7.9	7.9
Total investments in affiliated companies	$92.4	$88.6
These balances are included in other assets on the balance sheet.
Earnings from equity method investments, included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

(in millions)	TransUnion Holding and TransUnion Corp Successor Year Ended December, 2013	TransUnion Holding From the Date of Inception through December 31, 2012	TransUnion Corp Successor Eight Months Ended December 31, 2012	TransUnion Corp Predecessor Four Months Ended April 30, 2012	TransUnion Corp Predecessor Year Ended December 31, 2011
Earnings from equity method investments	$13.7	$8.0	$8.0	$4.1	$11.4
Dividends received from equity method investments	$10.1	$9.3	$9.3	$0.4	$8.0
Under SEC Regulation S-X, Rule 4-08(g), our investments in TransUnion de Mexico, S.A. and Credit Information Bureau (India) Ltd. are considered significant equity method investments for TransUnion Holding. TransUnion de Mexico, S.A. is also considered a significant equity method investment for TransUnion Corp. The summarized financial information and earnings from the significant equity method investments required by SEC Regulation S-X, Rule 1-02(bb)(i) and (ii) consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Current assets	$62.6	$61.4
Noncurrent assets	$19.8	$22.1
Current liabilities	$22.4	$23.2
Noncurrent liabilities	$1.4	$1.3

(in millions)	Year Ended December 31, 2013	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Year Ended December 31, 2011
Revenue	$95.2	$60.5	$30.2	$81.9
Operating Income	$47.6	$27.3	$13.4	$41.0
Income from continuing operations	$39.0	$22.3	$11.1	$33.1
Net income	$39.0	$22.3	$11.1	$33.1
Dividends received from cost method investments were $0.7 million in 2013. Dividends received from cost method investments from the date of inception through December 31, 2012 and for the eight months ended December 31, 2012, for TransUnion Holding and TransUnion Corp Successor, respectively, were $0.6 million. TransUnion Corp Predecessor did not receive any dividends from cost method investments for the four months ended April 30, 2012. Dividends received from cost method investments for TransUnion Corp Predecessor were $0.6 million in 2011. These dividends have been included in other income.

10. Other Current Liabilities
TransUnion Holding
Other current liabilities of TransUnion Holding consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Accrued payroll	$63.7	$64.2
Accrued interest	23.1	25.8
Accrued litigation	13.8	5.6
Accrued employee benefits	9.6	10.6
Deferred revenue	9.1	12.5
Other	14.2	10.6
Total other current liabilities	$133.5	$129.3
TransUnion Corp
Other current liabilities of TransUnion Corp Successor consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Accrued payroll	$63.7	$64.2
Payable to TransUnion Holding	52.7	—
Accrued litigation	13.8	5.6
Accrued employee benefits	9.6	10.6
Deferred revenue	9.1	12.5
Accrued interest	4.9	3.7
Other	13.9	10.4
Total other current liabilities	$167.7	$107.0

The payable to TransUnion Holding represents the amount owed by TransUnion Corp for using the TransUnion Holding tax loss to offset TransUnion Corp taxable income consistent with the intercompany tax sharing agreement. This amount eliminates on the TransUnion Holding consolidated balance sheet but does not eliminate on the TransUnion Corp consolidated balance sheet.
11. Other Liabilities
TransUnion Holding
Other liabilities of TransUnion Holding consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Retirement benefits	$10.4	$10.6
Unrecognized tax benefits	4.6	4.9
Other	7.6	6.4
Total other liabilities	$22.6	$21.9

TransUnion Corp
Other liabilities of TransUnion Corp Successor consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Retirement benefits	$10.4	$10.6
Unrecognized tax benefits	4.5	4.8
Other	7.6	6.2
Total other liabilities	$22.5	$21.6

12. Debt
Debt outstanding consisted of the following:

	TransUnion Holding		TransUnion Corp Successor
(in millions)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Senior secured term loan, payable in quarterly installments through February 10, 2019, including variable interest (4.25% at December 31, 2013) at LIBOR or alternate base rate, plus applicable margin, including original discount of $0.2 million at December 31, 2013	$1,123.5	$923.4	$1,123.5	$923.4
Senior secured revolving line of credit, due on February 10, 2017, variable interest (4.63% weighted average at December 31, 2013) at LIBOR or alternate base rate, plus applicable margin	—	—	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum, including unamortized fair value adjustment of $95.9 million and $113.4 million as of December 31, 2013 and 2012, respectively (11.375% notes)	740.9	758.4	740.9	758.4
Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum (9.625% notes)	600.0	600.0	—	—
Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, including issuance discount of $1.7 million and $2.0 million at December 31, 2013 and 2012, respectively (8.125% notes)	398.3	398.0	—	—
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	—	0.9	—	0.9
Capital lease obligations	4.2	0.2	4.2	0.2
Total debt	$2,866.9	$2,680.9	$1,868.6	$1,682.9
Less short-term debt and current maturities	(13.8)	(10.6)	(13.8)	(10.6)
Total long-term debt	$2,853.1	$2,670.3	$1,854.8	$1,672.3
Excluding potential additional principal payments due on the senior secured credit facility beginning in 2014 based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2013, was as follows:

(in millions)	TransUnion Holding	TransUnion Corp Successor
2014	$13.8	$13.8
2015	12.6	12.6
2016	12.6	12.6
2017	11.6	11.6
2018	1,656.6	656.6
Thereafter	1,065.3	1,065.3
Unamortized premiums and discounts on notes	94.4	96.1
Total	$2,866.9	$1,868.6

Interest expense for the periods presented consisted of the following:

	TransUnion Holding Twelve Months Ended	TransUnion Holding Inception Through	TransUnion Corp Successor Twelve Months Ended	TransUnion Corp Successor Eight Months Ended	TransUnion Corp Predecessor Four Months Ended	TransUnion Corp Predecessor Twelve Months Ended
(in millions)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	April 30, 2012	December 31, 2011
Senior secured term loan	$44.2	$35.0	$44.2	$35.0	$15.6	$49.9
Senior secured revolving line of credit	0.7	—	0.7	—	—	—
11.375% notes	55.9	38.1	55.9	38.1	25.1	75.1
9.625% notes	62.2	46.7	—	—	—	—
8.125 % notes	34.1	5.5	—	—	—	—
Other	0.5	(0.3)	0.6	(0.3)	(0.2)	1.4
Total interest	$197.6	$125.0	$101.4	$72.8	$40.5	$126.4
Loan fees, included in other income and expense, for the periods presented consisted the following:

	TransUnion Holding Twelve Months Ended	TransUnion Holding Inception Through	TransUnion Corp Successor Twelve Months Ended	TransUnion Corp Successor Eight Months Ended	TransUnion Corp Predecessor Four Months Ended	TransUnion Corp Predecessor Twelve Months Ended
(in millions)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	April 30, 2012	December 31, 2011
Loss on early extinguishment of senior secured term loan	$—	$—	$—	$—	$—	$59.3
Senior secured term loan	2.4	—	2.4	—	—	—
Senior secured revolving line of credit	1.1	0.7	1.1	0.7	0.4	1.3
9.625% notes	—	1.0	—	—	—	—
Other	0.3	0.2	0.3	0.2	2.7	0.3
Total loan fees	$3.8	$1.9	$3.8	$0.9	$3.1	$60.9
TransUnion Holding
9.625% notes
In connection with the acquisition of TransUnion Corp, on March 21, 2012, TransUnion Holding issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% notes”) due June 15, 2018, in a private placement to certain investors. Pursuant to an exchange offer completed in October 2012, these notes were registered with the SEC. TransUnion Holding is required to pay interest on the 9.625% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case TransUnion Holding will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.
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
8.125% notes
On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. The proceeds were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the debt and obtaining consents from our existing debt holders. Pursuant to an exchange offer completed in August 2013, these notes were registered with the SEC. TransUnion Holding is required to pay interest on the 8.125% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case TransUnion Holding will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.
The indenture governing the 8.125% notes and the nonfinancial covenants are substantially identical to those governing the 9.625% notes. We are in compliance with all covenants under the indenture.
TransUnion Holdings relies on cash distribution paid by TransUnion Corp Holding to fund its debt service obligations. The indentures governing TransUnion Corp's various debt obligations contain certain restrictions on TransUnion Corp's ability to make cash distributions. We do not expect these restrictions to impact TransUnion Corp's ability to make sufficient distributions to TransUnion Holding to fund TransUnion Holding's debt service obligations in the foreseeable future. As of December 31, 2013 TransUnion Corp’s capacity to make these distributions was restricted to approximately $140 million.
Transunion Corp
Senior secured credit facility
On June 15, 2010, the Company entered into, and on February 10, 2011, amended and restated, a senior secured credit facility ("credit facility") with various lenders. The credit facility consists of a seven-year senior secured term loan ("term loan") and a $210.0 million senior secured revolving line of credit ("revolving line of credit"). Interest rates on the term loan and revolving line of credit are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected. As of December 31, 2013, the term loan was subject to a floor of 1.25% plus an applicable margin of 3.00%. The revolving line of credit had three tranches subject to floors from 1.25% to 1.75%, plus applicable margins from 2.75% to 5.00%, depending on the tranche and our senior secured net leverage ratio. There is a 0.5% annual commitment fee payable quarterly based on the undrawn portion of the revolving line of credit.
During 2013, the Company borrowed an additional $145.0 million and an additional $65.0 million against the senior secured term loan and made principal repayments of $10.0 million. The $145.0 million was used to partially fund the acquisition of the net assets from TLO, LLC. The $65.0 million was used to pay down our senior secured revolving line of credit balance, which was used during the third quarter of 2013 to fund an acquisition. As of December 31, 2013, the Company could borrow up to the full $210.0 million under the revolving line of credit.
Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance after amendments at the end of each quarter, with the remaining principal balance due February 10, 2019. The Company will also be required to make additional principal payments beginning in 2014 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. No payment will be due in 2014 based on 2013 excess cash flows. Under the revolving line of credit, the first $25.0 million commitment expires June 15, 2015, the next $30.0 million commitment expires February 10, 2016, and the remaining $155.0 million commitment expires on February 10, 2017.
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
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received has been and will continue to be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at December 31, 2013 was $462.5 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of December 31, 2013, was a liability of $1.0 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of December 31, 2013, of $0.6 million was included in accumulated other comprehensive income (loss). Through December 31, 2013, there were no gains or losses related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income (loss) on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument began on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.
11.375% notes
In connection with the 2010 Change in Control Transaction, as defined in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the SEC, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million principal amount of 11.375% senior unsecured notes ("11.375% notes")due June 15, 2018, in a private placement to certain investors. Pursuant to an exchange offer completed in April 2011, these notes were subsequently registered with the SEC. As a result of the 2012 Change in Control Transaction, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the senior notes.
The indenture governing the senior notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The covenants exclude the impact of the purchase accounting fair value adjustments and the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all covenants under the indenture.
Note Payable for 2011 acquisition of noncontrolling interests
On April 15, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary, TransUnion Analytic and Decision Services (Proprietary) Limited, from the noncontrolling shareholders. In connection with this acquisition, we issued a note to the sellers for $2.0 million. The note was an unsecured, non-interest bearing note, discounted by $0.2 million for imputed interest, was due in annual installments of $1.0 million on April 15, 2012, and April 15, 2013, and has been paid off as of the balance sheet date. Interest expense was calculated under the effective interest method using an imputed interest rate of 10.0%.

TransUnion Holding and TransUnion Corp
Fair Value of Fixed Rate Notes
The fair value of our fixed-rate debt is determined using Level 2 inputs, quoted market prices for publicly traded instruments. As of December 31, 2013, the fair value of our 9.625%, 8.125% and 11.375% notes were $645.8 million, $425.0 million and $703.1 million, respectively, compared to book value of $600.0 million, $398.3 million and $740.9 million, respectively.

13. Income Taxes
The provision (benefit) for income taxes on income (loss) from continuing operations consisted of the following:

	TransUnion Holding		TransUnion Corp
(in millions)	Twelve Months Ended December 31, 2013	From Date of Inception Through December 31, 2012	Successor Twelve Months Ended December 31, 2013	Successor Eight Months Ended December 31, 2012	Predecessor Four Months Ended April 30, 2012	Predecessor Twelve Months Ended December 31, 2011
Federal
Current	$0.1	$0.1	$15.3	$—	$1.0	$(3.0)
Deferred	(15.5)	(3.0)	(13.3)	13.2	(16.1)	(1.3)
State
Current	—	(0.5)	0.2	0.4	0.1	1.6
Deferred	(0.3)	(0.3)	1.6	0.4	(1.5)	(1.4)
Foreign
Current	18.4	12.1	18.4	12.1	5.7	22.7
Deferred	(0.4)	(1.8)	(0.4)	(1.8)	(0.7)	(0.8)
Total provision (benefit) for income taxes	$2.3	$6.6	$21.8	$24.3	$(11.5)	$17.8
The components of income (loss) from continuing operations before income taxes consisted of the following:

	TransUnion Holding		TransUnion Corp
(in millions)	Twelve Months Ended December 31, 2013	From Date of Inception Through December 31, 2012	Successor Twelve Months Ended December 31, 2013	Successor Eight Months Ended December 31, 2012	Predecessor Four Months Ended April 30, 2012	Predecessor Twelve Months Ended December 31, 2011
Domestic	$(72.9)	$(33.3)	$24.9	$36.2	$(79.5)	$0.2
Foreign	47.0	36.0	47.0	36.0	15.6	66.9
Total income (loss) from continuing operations before income taxes	$(25.9)	$2.7	$71.9	$72.2	$(63.9)	$67.1

The provision for income taxes on the loss of discontinued operations for the year ended December 31, 2011, was $0.1 million.

The effective income tax rate reconciliation consisted of the following:

	TransUnion Holding				TransUnion Corp Successor
(in millions)	Twelve Months Ended December 31, 2013		From Date of Inception Through December 31, 2012		Twelve Months Ended December 31, 2013		Eight Months Ended December 31, 2012
Income taxes at 35% statutory rate	$(9.1)	35.0%	$0.9	35.0%	$25.1	35.0%	$25.3	35.0%
Increase (decrease) resulting from:
State taxes	(0.1)	0.4%	(0.9)	(35.0)%	1.6	2.2%	0.7	1.0%
Foreign rate differential	(0.9)	3.5%	(4.0)	(148.1)%	(0.9)	(1.3)%	(4.0)	(5.5)%
Change in control transaction expenses	—	—	1.8	66.7%	—	—	0.2	0.3%
Application of ASC 740-30 to foreign earnings	15.1	(58.0)%	4.3	159.2%	(1.6)	(2.3)%	(1.9)	(2.7)%
Impact of foreign dividends	(1.7)	6.4%	5.0	185.2%	(1.7)	(2.3)%	4.9	6.8%
Other	(1.0)	3.9%	(0.5)	(18.6)%	(0.7)	(1.0)%	(0.9)	(1.2)%
Total	$2.3	(8.8)%	$6.6	244.4%	$21.8	30.3%	$24.3	33.7%

	TransUnion Corp Predecessor
(in millions)	Four Months Ended April 30, 2012		Twelve Months Ended December 31, 2011
Income taxes at 35% statutory rate	$(22.4)	35.0%	$23.5	35.0%
Increase (decrease) resulting from:
State taxes	(1.4)	2.2%	(0.4)	(0.6)%
Foreign rate differential	(1.2)	1.9%	(3.9)	(5.8)%
Change in control transaction expenses	2.7	(4.2)%	(4.5)	(6.7)%
Application of ASC 740-30 to foreign earnings	8.1	(12.7)%	2.5	3.7%
Impact of foreign dividends	2.0	(3.1)%	2.0	3.0%
Other	0.7	(1.1)%	(1.4)	(2.1)%
Total	$(11.5)	18.0%	$17.8	26.5%
TransUnion Holding
For 2013, we reported a loss before income taxes with an income tax expense, resulting in a negative effective tax rate for this period that is not meaningful. The increase in tax expense, compared to a statutory-rate tax benefit, was due to the tax on our unremitted foreign earnings that are not considered indefinitely reinvested outside the U.S.
TU Holding entered into an intercompany tax allocation agreement with TransUnion Corp in 2013, effective for all taxable periods from May 1, 2012, forward, in which they are members of the same consolidated federal or state tax groups. The agreement allocates the consolidated tax liability from those filings among the various members of the group, and we recorded its effects in the respective company balance sheets during 2013.
Effective January 1, 2012, the look-through rule under subpart F of the U.S. Internal Revenue Code expired. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S. As part of the American Taxpayer Relief Act of 2012 enacted into law on January 2, 2013, the look-through rule was retroactively reinstated to January 1, 2012, and we reversed the tax expense we recorded for subpart F in 2012 during the first quarter of 2013.

The effective tax rate was 244.4% for the period of inception through December 31, 2012. This rate was higher than the 35% U.S. federal statutory rate due primarily to the lapse of the look-through rule and the reduction in available foreign tax credits, the unfavorable impact of ASC 740-30 and tax non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the Company’s foreign earnings.
As a result of the 2012 Change in Control Transaction and increased debt service requirements resulting from the additional debt incurred by TransUnion Holding, we asserted under ASC 740-30 that all unremitted foreign earnings of TransUnion Corp accumulated as of April 30, 2012, were not indefinitely reinvested outside the U.S. Accordingly, in 2012 we recorded a deferred tax liability for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.
TransUnion Corp
For 2013, the effective tax rate of 30.3% was lower than the U.S. federal statutory rate of 35% due primarily to the retroactive reinstatement of the look-through rule, which allowed us to reverse the tax expense we recorded for subpart F in 2012, as well as the favorable tax rate differential on foreign earnings.
As a result of the 2012 Change in Control Transaction, TransUnion Corp had two taxable years in 2012, one for the Predecessor and one for the Successor. Effective April 30, 2012, TransUnion Corp and its U.S. subsidiaries joined in the filing of a consolidated U.S. federal tax return with TransUnion Holding. The tax expense of TransUnion Corp Successor is calculated as if TransUnion Corp files a separate U.S. tax return, which excludes the operations of TransUnion Holding.
The effective tax rate was 33.7% for the eight months ended December 31, 2012. This rate was lower than the statutory rate due primarily to the favorable tax rate differential on foreign earnings and the favorable impact of a reduction in foreign withholding tax, partially offset by the lapse of the look-through rule and the reduction in available foreign tax credits.
For the four months ended April 30, 2012, we reported a loss before income taxes. The effective tax-benefit rate for this period of 18.0% was lower than the statutory rate due primarily to the impact of recording tax expense on our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.
For 2011, the effective tax rate of 26.5% was lower than the statutory rate due primarily to the additional tax-deductible transaction costs resulting from our analysis of the fees incurred in the 2010 Change in Control Transaction and lower tax rates in foreign countries, primarily Canada and Puerto Rico, partially offset by the impact of foreign dividends and foreign tax credits.

Components of net deferred income tax consisted of the following:

	TransUnion Holding		TransUnion Corp Successor
(in millions)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Deferred income tax assets:
Compensation	$6.8	$4.7	$6.8	$4.7
Employee benefits	6.3	6.3	6.3	6.3
Legal reserves and settlements	3.5	1.9	3.5	1.9
Hedge investments	0.4	2.2	0.4	2.2
Financing related costs	39.4	46.4	39.4	46.4
Loss and credit carryforwards	72.5	71.0	69.3	51.3
Other	8.6	6.3	5.4	2.8
Gross deferred income tax assets	$137.5	$138.8	$131.1	$115.6
Valuation allowance	(25.9)	(27.2)	(25.9)	(27.2)
Total deferred income tax assets, net	$111.6	$111.6	$105.2	$88.4
Deferred income tax liabilities:
Depreciation and amortization	$(647.3)	$(662.1)	$(647.3)	$(662.1)
Investments in affiliated companies	(17.1)	(17.1)	(17.1)	(17.1)
Taxes on undistributed foreign earnings	(57.1)	(49.7)	(22.9)	(32.2)
Other	(4.9)	(3.9)	(4.8)	(3.9)
Total deferred income tax liability	$(726.4)	$(732.8)	$(692.1)	$(715.3)
Net deferred income tax liability	$(614.8)	$(621.2)	$(586.9)	$(626.9)
The temporary differences resulting from differing treatment of items for tax and accounting purposes result in deferred tax assets and liabilities. If deferred tax assets are not likely to be recovered in future years, a valuation allowance is recorded. During 2013, our valuation allowance decreased $1.3 million due to the expiration of capital loss carryforwards. As of December 31, 2013 and 2012, a valuation allowance of $25.9 million and $27.2 million, respectively, was recorded against the deferred tax assets generated by capital loss, foreign loss and foreign tax credit carryforwards. Our capital loss carryforwards will expire over the next 2 years our U.S. net operating loss carryforward will expire in twenty years and our foreign loss and foreign credit carryforwards will expire over the next ten years.
No provision has been made for U.S. income taxes or foreign withholding taxes on $67.3 million of unremitted earnings from certain non-U.S. subsidiaries accumulated after April 30, 2012, since these earnings are intended to be permanently reinvested in operations outside the United States. It is impractical at this time to determine the tax impact if these earnings were distributed. Remitting these earnings to the U.S. would result in additional tax expense.
The total amount of unrecognized tax benefits of TransUnion Holding as of December 31, 2013 and 2012, was $4.6 million and $4.9 million, respectively. The amount of unrecognized tax benefits of TransUnion Holding as of December 31, 2013 and 2012, that would affect the effective tax rate if recognized, was $4.6 million and $4.9 million, respectively. The total amount of unrecognized tax benefits of TransUnion Corp as of December 31, 2013 and 2012, was $4.5 million and $4.8 million, respectively. The amount of unrecognized tax benefits of TransUnion Corp as of December 31, 2013 and 2012, that would affect the effective tax rate if recognized, was $4.5 million and $4.8 million, respectively.

The total amount of unrecognized tax benefits consisted of the following:

	TransUnion Holding		TransUnion Corp Successor
(in millions)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Balance as of beginning of period	$4.9	$3.2	$4.8	$3.2
Additions for tax positions of prior years	—	0.2	—	0.2
Reductions for tax positions of prior years	(0.1)	—	(0.1)	—
Additions for tax positions of current year	—	1.7	—	1.6
Reductions relating to settlement and lapse of statute	(0.2)	(0.2)	(0.2)	(0.2)
Balance as of December 31	$4.6	$4.9	$4.5	$4.8
Consistent with prior periods, we classify interest on unrecognized tax benefits as interest expense and tax penalties as other income or expense on the statement of income. We classify any interest or penalties related to unrecognized tax benefits as other liabilities on the balance sheet. Interest expense related to taxes was insignificant for the years ended December 31, 2013 and 2012. The accrued interest payable for taxes as of December 31, 2013 and 2012 was $0.7 million and $0.5 million, respectively. There was no significant expense recognized, or significant liability recorded, for tax penalties as of December 31, 2013 or 2012.
We are regularly audited by federal, state, local and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amount of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. As of December 31, 2013, tax years 2006 and forward remained open for examination in some state and foreign jurisdictions, and tax years 2009 and forward remained open for the U.S. federal audit.
14. Stock-Based Compensation
In connection with the 2012 Change in Control Transaction, the 2010 Management Equity Plan (the "2010 Plan") was cancelled and replaced with the TransUnion Holding Company, Inc. 2012 Management Equity Plan (the "2012 Plan") as approved by stockholders. Under the 2012 Plan, stock-based awards may be issued to executive officers, employees and independent directors of the Company. A total of 8.9 million shares have been authorized for grant under the 2012 Plan. As of December 31, 2012, 0.8 million shares remain available for future issuance under the 2012 plan.
For the year ended December 31, 2013, and from the date of inception through December 31, 2012, TransUnion Holding recognized stock-based compensation of $6.9 million and $3.0 million, with related income tax benefits of approximately $2.5 million and $1.1 million, respectively. For the year ended December 31, 2013, and for the eight months ended December 31, 2012, TransUnion Corp Successor recognized $6.9 million and $2.6 million of stock-based compensation, with a related income tax benefit of approximately $2.5 million and $0.9 million, respectively. For the four months ended April 30, 2012 and the year ended December 31, 2011 TransUnion Corp Predecessor recognized $90.0 million and $4.6 million of stock-based compensation, with related income tax benefits of approximately $32.4 million and $1.7 million, respectively.
In connection with the 2012 Change in Control Transaction, all outstanding awards under the 2010 Plan immediately vested and TransUnion Corp Predecessor recognized $88.0 million of additional stock-based compensation, with a related income tax benefit of approximately approximately $31.7 million. All options outstanding were then cancelled and existing option holders received $91.2 million in cash consideration for the value of their options.
Stock Options
Stock-options granted under the 2012 Plan have a ten-year term. For stock options granted to employees, 40% generally vest based on the passage of time (service condition options), and 60% vest based on the passage of time and meeting certain shareholder return on investment conditions (market condition options). All stock options granted to independent directors vest based on the passage of time.
Service condition options are valued using the Black-Scholes valuation model and vest over a five-year service period, with 20% generally vesting on either the first anniversary of the 2012 Change in Control Transaction or one year after the grant date, and 5% vesting each quarter thereafter. Compensation costs for the service condition awards are recognized straight line over the requisite service period for the entire award. Market condition options are valued using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition awards, and vest over a five-year service period, contingent on meeting the market conditions.

The assumptions used to value the service condition options and the weighted-average grant date fair value for the periods presented were as follows:

	TransUnion Holding Options		TransUnion Corp Options
	For the Year Ended December 31, 2013	From Date of Inception Through December 31, 2012	For the Four Months Ended April 30, 2012	For the Year Ended December 31, 2011
Service condition options:
Dividend yield	—	—	—	—
Expected volatility	60%-70%	59%	30%	30%
Risk-free interest rate	0.86%-0.97%	0.89%	2.4%	2.40%-2.77%
Expected life, in years	5.85-6.09	6.19	6.5	6.5
Weighted-average grant date fair value	$5.61	$4.97	$15.74	$10.24

Market condition options:
Weighted-average grant date fair value	$5.19	$4.08	$15.15	$5.42
The dividend yield was estimated to be zero because we do not expect to pay dividends in the future. The expected volatility was estimated based on comparable company volatility. The risk-free interest rate was derived from the constant maturity treasury curve for terms matching the expected life of the award. The expected life was calculated using the simplified method described in SAB No. 110 because we do not have sufficient historical data related to exercise behavior.
In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the Company’s compensation committee of the board of directors approved an equitable adjustment to reduce the exercise price of options outstanding at November 9, 2012, from $10.07 to $6.65 per share. Since the Company’s options do not contain mandatory anti-dilution provisions, the adjustment was treated as a modification of the options’ terms and conditions, resulting in $2.8 million of additional compensation expense that is being recognized over the remaining requisite service period as of the modification date.
Stock option activity for the year ended December 31, 2013, consisted of the following:

(in millions, except share and per share information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	6,532,809	$6.65
Granted	1,601,152	$10.23
Exercised	(97,356)	$6.65
Forfeited	(929,688)	$6.65
Expired	(528)	$6.65
Outstanding at December 31, 2013	7,106,389	$7.46	8.8	$28.2
Vested and expected to vest at December 31, 2013	6,597,718	$7.46	8.8	$26.2
Exercisable at December 31, 2013	587,669	$6.65	8.7	$2.8
As of December 31, 2013, stock-based compensation expense remaining to be recognized in future years related to options, excluding an estimate for forfeitures, was $11.7 million for service condition options and $15.5 million for market condition options, with weighted-average recognition periods of 3.9 years and 3.5 years, respectively. During 2013, cash received from the exercise of stock options was $0.4 million, with a tax benefit realized from these exercises of approximately $0.1 million.

The intrinsic value of options exercised and the fair value of options vested for the periods presented are as follows:

	TransUnion Holding Options		TransUnion Corp Options
(in millions)	For the Year Ended December 31, 2013	From Date of Inception Through December 31, 2012	For the Four Months Ended April 30, 2012	For the Year Ended December 31, 2011
Intrinsic value of options exercised	$0.3	$—	$—	$0.1
Total fair value of options vested	$3.7	$—	$18.2	$2.7
For the four months ended April 30, 2012, the total fair value of options vested includes the fair value of options that vested in connection with the 2012 Change in Control Transaction.
Stock appreciation rights
During the year ended December 31, 2013 and from the date of inception through December 31, 2012, the Company granted 0.1 million and 0.9 million stock appreciation rights (“SARs”), with weighted-average exercise prices of and $9.52 and $6.65, respectively. The SARs have a ten-year term, with 40% vesting over a five-year service period and 60% vesting over a five-year service period contingent on meeting certain market conditions. The SARs provide for cash settlement and are being accounted for as liability awards, with expense recognized based on the awards fair value and the percentage of requisite service rendered at the end of each reporting period in accordance with ASC 718-30-30-3.
In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the Company’s compensation committee of the board of directors approved an equitable adjustment to reduce the exercise price of the SARs outstanding at November 9, 2012, from $10.07 to $6.65 per share.
As of December 31, 2013, 0.1 million SARs had vested, 0.2 million SARs had been forfeited, and less than 0.1 million SARs had been exercised. During 2013, $0.1 million of share-based liabilities were paid for SARs that were exercised during the year. Stock-based compensation expense remaining to be recognized in future years related to SARs was $2.3 million based on the fair value of the awards at December 31, 2013.
Restricted stock
Restricted stock activity for the year ended December 31, 2013, consisted of the following:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	25,082	$6.65
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2013	25,082	$6.65
During 2012, the Company granted 25,082 shares of restricted stock that cliff vest after three years under the 2012 Management Equity Plan. As of December 31, 2013, stock-based compensation expense remaining to be recognized in future years related to restricted stock was $0.2 million with a weighted-average recognition period of 2 years.
In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the grant date fair value of restricted stock issued was reset from $10.07 to to $6.65 per share.
15. Fair Value
Financial instruments measured at fair value on a recurring basis as of December 31, 2013, consisted of the following:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$9.9	$9.9	$—	$—
Interest rate swaps	(1.0)	—	(1.0)	—
Total financial instruments at fair value	$8.9	$9.9	$(1.0)	$—
Level 1 investments, which use quoted market prices in active markets for identical assets to establish fair value, consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices. Level 1 investments consist of trading securities related to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. Level 2 investments consist of interest rate swaps that are further discussed in Note 12, “Debt.” We determined the fair value of the interest rate swaps using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. At December 31, 2013, we did not have any investments valued using Level 3 inputs.
On September 4, 2013, we acquired a 100% ownership interest in eScan, a healthcare service business. In connection with this acquisition, the company issued a contingent obligation to the sellers that is a Level 3 instrument. The obligation has a maximum payout of $17.0 million, contingent upon eScan meeting certain performance criteria in future years. We have recorded an estimate of $2.2 million in other liabilities for this contingency and expect to complete the valuation during 2014.
16. Operating Segments
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
The following is a more detailed description of the three operating segments and the Corporate unit, which provides support services to each operating segment:
U.S. Information Services
U.S. Information Services (“USIS”) provides credit reports, credit scores, verification services, analytical services, decisioning technology and other service to businesses in the United States through both direct and indirect channels. These services are offered to customers in the financial services, healthcare, insurance and other markets. These business customers use our products and services to acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, and manage fraud. This segment also provides mandated consumer services, including dispute investigations, free annual credit reports and other requirements of the United States Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), and other credit-related legislation.
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
Interactive
Interactive provides services to consumers, including credit reports, credit scores and credit and identity monitoring services, through both direct and indirect channels. The majority of revenue is derived from subscribers who pay a monthly fee for access to their credit report and score, and for alerts related to changes in their credit reports.

Corporate
Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.

Selected financial information consisted of the following:

	TransUnion Corp Successor		TransUnion Corp Predecessor
	Year Ended December 31,	Eight Months Ended December 31,	Four Months Ended April, 30	Year Ended December 31,
(in millions)	2013	2012	2012	2011
Revenue
U.S. Information Services	$740.6	$487.4	$238.1	$660.1
International	238.9	157.8	76.6	216.1
Interactive	203.7	121.8	58.3	147.8
Total	$1,183.2	$767.0	$373.0	$1,024.0
Operating income (loss)
U.S. Information Services	$154.7	$121.9	$33.2	$185.8
International	19.5	19.1	5.3	66.7
Interactive	65.6	48.7	13.0	56.5
Corporate	(69.3)	(47.6)	(51.7)	(56.3)
Total	$170.5	$142.1	$(0.2)	$252.7
Reconciliation of operating income (loss) to income from continuing operations before income tax:
Operating income from segments	$170.5	$142.1	$(0.2)	$252.7
Non-operating income and expense	(98.6)	(69.9)	(63.7)	(185.6)
Income (loss) from continuing operations before income tax	$71.9	$72.2	$(63.9)	$67.1
On a stand-alone non-consolidated basis, TransUnion Holding had no revenue, a $1.3 million operating loss, and $96.5 million of non-operating expenses for the twelve months ended December 31, 2013, and no revenue, a $0.9 million operating loss, and $68.6 million of non-operating expenses from the date of inception through December 31, 2012.
Earnings from equity method investments, included in non-operating income and expense was as follows:

	TransUnion Corp Successor		TransUnion Corp Predecessor
	Year Ended December 31,	Eight Months Ended December 31,	Four Months Ended April, 30	Year Ended December 31,
(in millions)	2013	2012	2012	2011
U.S. Information Services	$1.4	$0.9	$0.5	$1.1
International	12.3	7.1	3.6	10.3
Interactive	—	—	—	—
Total	$13.7	$8.0	$4.1	$11.4
TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp.

Total assets, by segment, consisted of the following:

	TransUnion Corp Successor
(in millions)	December 31, 2013	December 31, 2012
U.S. Information Services	$2,894.7	$2,685.3
International	1,166.8	1,199.0
Interactive	268.3	271.9
Corporate	142.0	164.5
Total	$4,471.8	$4,320.7
On a stand-alone non-consolidated basis, TransUnion Holding had additional Corporate assets of $20.5 million and $58.1 million as of December 31, 2013 and December 31, 2012, respectively.
Cash paid for capital expenditures, by segment, was as follows:

	TransUnion Corp Successor		TransUnion Corp Predecessor
	Year Ended	Eight Months Ended	Four Months Ended
(in millions)	December 31, 2013	December 31, 2012	April 30, 2012
U.S. Information Services	$46.9	$30.8	$14.3
International	17.1	8.6	2.4
Interactive	3.9	2.8	1.3
Corporate	13.8	6.6	2.4
Total	$81.7	$48.8	$20.4
TransUnion Holding had no capital expenditures other than the capital expenditures incurred by TransUnion Corp.
Depreciation and amortization expense of continuing operations, by segment, was as follows:

	TransUnion Corp Successor		TransUnion Corp Predecessor
	Year Ended December 31,	Eight Months Ended December 31,	Four Months Ended April 30,	Year Ended December 31,
(in millions)	2013	2012	2012	2011
U.S. Information Services	$129.3	$78.9	$22.3	$66.9
International	39.9	25.8	3.7	7.8
Interactive	8.9	5.2	1.3	4.3
Corporate	8.7	5.1	1.9	6.3
Total	$186.8	$115.0	$29.2	$85.3
TransUnion Holding had no depreciation and amortization expense other than the depreciation and amortization expense incurred by TransUnion Corp.

Revenue based on the country where it was earned, was a follows:

	TransUnion Corp Successor		TransUnion Corp Predecessor
	Year Ended December 31,	Eight Months Ended December 31,	Four Months Ended April 30,	Year Ended December 31,
(in millions)	2013	2012	2012	2011
United States	80%	79%	79%	79%
South Africa	6%	7%	8%	9%
Canada	5%	5%	6%	6%
Other	9%	9%	7%	6%
TransUnion Holding had no revenue other than the revenue earned by TransUnion Corp.
Long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	Percent of Long-Lived Assets
Country	2013	2012	2011
United States	85%	81%	80%
South Africa	3%	5%	5%
Canada	3%	4%	2%
Other	9%	10%	13%
TransUnion Holding owns no long-lived assets other than the long-lived assets owned by TransUnion Corp.

17. Commitments
Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities of the Company in effect as of December 31, 2013, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations	Total
2014	$11.3	$174.8	$186.1
2015	8.7	29.0	37.7
2016	7.1	14.2	21.3
2017	5.9	8.5	14.4
2018	5.5	5.9	11.4
Thereafter	10.3	3.2	13.5
Totals	$48.8	$235.6	$284.4
Purchase obligations include $100.3 million of trade accounts payable and a contingent obligation that were included on the balance sheet of TransUnion Holding as of December 31, 2013. Rental expense related to operating leases of TransUnion Holding and TransUnion Corp Successor was $11.0 million and $7.4 million for the year ended December 31, 2013 and the eight months ended December 31, 2012, respectively. Rental expense related to operating leases of TransUnion Corp Predecessor was $3.7 million and $13.8 million for the four months ended April 30, 2012, and the year ended December 31, 2011, respectively. TransUnion Holding had no operating leases other than the operating leases of TransUnion Corp.
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
18. Contingencies
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
As of December 31, 2013 and 2012, TransUnion Corp had accrued $13.8 million and $5.6 million, respectively, for pending or anticipated claims of our continuing operations. These amounts were recorded in other accrued liabilities on the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses on the consolidated statements of income. TransUnion Holding had no litigation accruals or expense other than the accruals and expense of TransUnion Corp.

19. Related-Party Transactions
Stockholder Agreement
In connection with the 2012 Change in Control Transaction, TransUnion Holding, GSC and Advent entered into the Major Stockholders’ Agreement. Under the terms of the agreement, GSC and Advent have the right to appoint all members of TransUnion Holding’s board of directors.
Consulting Agreement
In connection with the 2012 Change in Control Transaction, TransUnion Holding, GSC and Advent entered into the Consulting Agreement. Under the terms of the agreement, GSC and Advent are to receive an advisory fee of $0.3 million each, increasing 5% annually, in exchange for services provided, including (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of existing debt; (iv) finance functions, including assistance in the preparation of financial projections and monitoring of compliance with financing agreements; (v) human resources functions, including searching and recruiting of executives; and (vi) other services as mutually agreed upon. For the twelve months ended December 31, 2013 and from the date of inception through December 31, 2012, TransUnion Holding incurred fees from Advent totaling $0.3 million and $0.1 million , respectively. For the twelve months ended December 31, 2013 and from the date of inception through December 31, 2012, TransUnion Holding incurred fees from GSC totaling $0.3 million and $0.1 million, respectively.
In connection with his resignation as President and Chief Executive Officer of the Company, TransUnion Holding and Siddharth N. (Bobby) Mehta, a director of the Company, entered into a Consulting Agreement, dated December 6, 2012, pursuant to which Mr. Mehta provides advice and consultation to assist Mr. Peck in the transition of duties as Chief Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company's strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta receives a consulting services fee of $0.2 million on or before January 10 of each year during the term of the agreement. Either party may terminate the agreement by providing notice of non-renewal at least sixty (60) days prior to the end of the then-current term.
Other Fees
In connection with the 2012 Change in Control Transaction and the issuance of the 8.125% notes, in 2012 TransUnion Holding paid acquisition-related and underwriting fees of $11.9 million and $0.2 million to affiliates of GSC and Advent, respectively, and TransUnion Corp Predecessor paid $1.4 million of acquisition-related fees to affiliates of GSC.
Legal Services
TransUnion Corp Successor paid $0.5 million for the eight months ended December 31, 2012 and TransUnion Corp Predecessor paid $0.1 million and $1.3 million for the four months ended April 30, 2012, and the year ended December 31, 2011, respectively, to the law firm of Neal, Gerber & Eisenberg LLP for legal services. Marshall E. Eisenberg, a partner in the law firm, is a co-trustee of certain Pritzker family U.S. situs trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.
TransUnion Corp Successor paid $0.4 million for the eight months ended December 31, 2012 and TransUnion Corp Predecessor paid $3.5 million and $4.4 million for the four months ended April 30, 2012, and the year ended December 31, 2011, respectively, to the law firm of Latham and Watkins LLP. Michael A. Pucker, a partner in the law firm, is an immediate family member of a co-trustee of certain Pritzker family U.S. situs trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.
Payables
Other liabilities of both TransUnion Holding and TransUnion Corp Successor at December 31, 2013, included $3.2 million owed to certain Pritzker family business interests related to tax indemnification payments arising in connection with the 2010 Change in Control Transaction. This amount is subject to future adjustments based on a final determination of tax expense.
Issuances of Common Stock
On August 30, 2013 the Company issued an aggregate of 87,566 shares of common stock to Christopher Cartwright , the Executive Vice President of our USIS segment, at a purchase price of $11.42 per share.

On March 26, 2013 and on December 31, 2012, the Company issued an aggregate 26,326 and 199,237 shares of common stock, respectively, to James M. Peck, the President and Chief Executive Officer of the Company, at a purchase price of $6.65 per share.
On December 21, 2012, the Company issued an aggregate of 225,563 shares of common stock to David M. Neenan, the Executive Vice President of our International segment, at a purchase price of $6.65 per share.
Investment Purchase
On October 14, 2013, the Company purchased an aggregate 33,410 shares of common stock from Jeff Hellinga, the former Executive Vice President of our USIS segment, at a purchase price of $11.42 per share, in connection with him leaving the Company.
On August 28, 2013, the Company purchased an aggregate 76,213 shares of common stock from Mark Marinko, the former executive Vice President of our Interactive segment, at a purchase price of $11.42 per share, in connection with him leaving the Company.
On January 7, 2013, the Company purchased an aggregate 297,955 shares of common stock from Siddharth N. (Bobby) Mehta, the former President and Chief Executive Office of the Company, at a purchase price of $6.65 per share, in connection with his resignation as President and Chief Executive Officer the Company.
On August 27, 2012, the Company purchased an aggregate 69,625 shares of common stock from Andrew Knight, at that time the Executive Vice President of our International segment, at a purchase price of $10.07 per share, in connection with him leaving the Company.
20. Quarterly Financial Data (Unaudited)
TransUnion Holding
The quarterly financial data of TransUnion Holding, for 2013 and 2012 consisted of the following:

	Three Months Ended
(in millions) (1)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$290.5	$300.8	$299.5	$292.4
Operating income	44.2	39.5	49.3	36.3
Net income (loss)	(5.0)	(6.1)	(1.4)	(15.7)
Net income (loss) attributable to TransUnion Holding	(6.3)	(7.8)	(3.4)	(17.6)

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.

	Three Months Ended
(in millions)(1)	March 31, 2012(2)(3)	June 30, 2012(3)	September 30, 2012	December 31, 2012
Revenue	$—	$190.9	$291.7	$284.4
Operating income	—	36.5	61.3	43.4
Net income (loss)	(8.5)	(2.3)	13.5	(6.7)
Net income (loss) attributable to TransUnion Holding	(8.5)	(3.5)	11.3	(8.2)

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.

(2)	Period is from inception of TransUnion Holding, February 15, 2012, through March 31, 2012.

(3)
The financial results of TransUnion Holding include the consolidated results of TransUnion Corp subsequent to April 30, 2012, the date of acquisition. See Note 1, “Significant Accounting and Reporting Policies,” and Note 2, “Change in Control Transaction,” for further information. For the period of inception through March 31, 2012, net income (loss) and net income (loss) attributable to TransUnion Holding included $7.0 million of acquisition fees related to the 2012 Change in Control Transaction. For the three months ended June 30, 2012, net income (loss) and net income (loss) attributable to TransUnion Holding included $8.2 million of acquisition fees related to the 2012 Change in Control Transaction.

TransUnion Corp
The quarterly financial data of TransUnion Corp for 2013 and 2012 consisted of the following:

	Successor Three Months Ended
(in millions) (1)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$290.5	$300.8	$299.5	$292.4
Operating income	44.5	39.8	49.7	36.5
Net income (loss)	11.5	11.9	19.5	7.2
Net income (loss) attributable to TransUnion Corp	10.2	10.2	17.5	5.3
_____________________

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.

	Predecessor		Successor	Successor
	Three Months Ended March 31,	One Month Ended April 30,	Two Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,
(in millions)(1)	2012(2)	2012(2)	2012(2)	2012	2012
Revenue	$280.6	$92.4	$190.9	$291.7	$284.4
Operating income (loss)	65.6	(65.8)	37.0	61.6	43.6
Net income (loss)	12.1	(64.5)	10.8	23.0	14.1
Net income (loss) attributable to TransUnion Corp	10.2	(65.1)	9.6	20.8	12.6
_____________________

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.

(2)
For the three months ended March 31, 2012, net income (loss) and net income (loss) attributable to TransUnion Corp included $2.6 million of acquisition fees related to the 2012 Change in Control Transaction. For the one month ended April 30, 2012, net income (loss) and net income (loss) attributable to TransUnion Corp included $18.3 million of acquisition fees related to the 2012 Change in Control Transaction. For the one month ended April 30, 2012, operating income (loss), net income (loss) and net income (loss) attributable to TransUnion Corp all included $90.0 million of accelerated stock-based compensation and related expense as a result of the 2012 Change in Control Transaction. For the two months ended June 30, 2012, operating income (loss), net income (loss) and net income (loss) attributable to TransUnion Corp all included $0.3 million of accelerated stock-based compensation and related expense as a result of the 2012 Change in Control Transaction.

21. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in each component of accumulated other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Accumulated Other Comprehensive Income / (Loss)
TransUnion Corp. Predecessor balance at December 31, 2011	$(3.6)	$—	$(3.6)
Change	2.2	—	2.2
TransUnion Corp. Predecessor balance at April 30, 2012	$(1.4)	$—	$(1.4)
Purchase accounting adjustments	1.4	—	1.4
Change	(20.7)	(3.7)	(24.4)
TransUnion Corp Successor and TransUnion Holding balance at December 31, 2012	$(20.7)	$(3.7)	$(24.4)
Change	(51.9)	$3.1	(48.8)
TransUnion Corp Successor and TransUnion Holding balance at December 31, 2013	$(72.6)	$(0.6)	$(73.2)

22. Financial Statements of Guarantors
As discussed in Note 12, “Debt,” the obligations under the 11.375% notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp and certain wholly owned domestic subsidiaries of Trans Union LLC. TransUnion Holding does not guarantee the 11.375% notes. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Balance Sheet—Successor
December 31, 2013
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Assets
Current assets:
Cash and cash equivalents	$19.3	$—	$—	$91.9	$—	$111.2
Trade accounts receivable, net	—	95.3	26.3	43.4	—	165.0
Due from affiliates	—	—	—	58.3	(58.3)	—
Other current assets	36.9	37.8	1.2	5.1	—	81.0
Total current assets	56.2	133.1	27.5	198.7	(58.3)	357.2
Property, plant and equipment, net	—	108.1	19.2	23.1	—	150.4
Marketable securities	—	9.9	—	—	—	9.9
Goodwill	—	1,145.6	262.1	502.0	—	1,909.7
Other intangibles, net	—	1,537.4	213.6	183.0	—	1,934.0
Other assets	1,615.5	1,084.1	34.4	51.9	(2,675.3)	110.6
Total assets	$1,671.7	$4,018.2	$556.8	$958.7	$(2,733.6)	$4,471.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$55.7	$25.3	$19.2	$—	$100.2
Due to Affiliates	37.9	1.4	12.0		(51.3)	—
Current portion of long-term debt	—	12.8	1.0	7.0	(7.0)	13.8
Other current liabilities	62.7	70.6	8.4	26.0	—	167.7
Total current liabilities	100.6	140.5	46.7	52.2	(58.3)	281.7
Long-term debt	—	1,852.8	2.0	6.5	(6.5)	1,854.8
Deferred taxes	(13.5)	542.6	25.9	69.0	—	624.0
Other liabilities	—	15.3	5.7	1.5	—	22.5
Total liabilities	87.1	2,551.2	80.3	129.2	(64.8)	2,783.0
Redeemable noncontrolling interests	—	—	—	17.6	—	17.6
Total TransUnion Corp stockholders’ equity	1,584.6	1,467.0	476.5	725.3	(2,668.8)	1,584.6
Noncontrolling interests	—	—	—	86.6	—	86.6
Total stockholders’ equity	1,584.6	1,467.0	476.5	811.9	(2,668.8)	1,671.2
Total liabilities and stockholders’ equity	$1,671.7	$4,018.2	$556.8	$958.7	$(2,733.6)	$4,471.8

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Balance Sheet—Successor
December 31, 2012
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Assets
Current assets:
Cash and cash equivalents	$75.3	$—	$—	$79.0	$—	$154.3
Trade accounts receivable, net	—	98.0	19.5	46.1	—	163.6
Due from affiliates	—	—	46.2	56.7	(102.9)	—
Other current assets	(0.3)	52.7	(0.7)	7.0	—	58.7
Total current assets	75.0	150.7	65.0	188.8	(102.9)	376.6
Property, plant and equipment, net	—	95.8	7.8	17.6	—	121.2
Marketable securities	—	11.4	—	—	—	11.4
Goodwill	—	961.6	324.6	518.0	—	1,804.2
Other intangibles, net	—	1,629.6	75.8	206.2	—	1,911.6
Other assets	1,611.8	1,235.2	17.6	42.4	(2,811.3)	95.7
Total assets	$1,686.8	$4,084.3	$490.8	$973.0	$(2,914.2)	$4,320.7
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$43.2	$18.9	$15.4	$—	$77.5
Due to affiliates	14.9	82.5	—	—	(97.4)	—
Current portion of long-term debt	—	9.5	—	6.6	(5.5)	10.6
Other current liabilities	7.9	68.4	7.2	23.5	—	107.0
Total current liabilities	22.8	203.6	26.1	45.5	(102.9)	195.1
Long-term debt	—	1,672.3	—	6.5	(6.5)	1,672.3
Deferred taxes	(13.9)	569.1	1.8	88.8	—	645.8
Other liabilities	—	20.5	0.2	0.9	—	21.6
Total liabilities	8.9	2,465.5	28.1	141.7	(109.4)	2,534.8
Redeemable noncontrolling interests	—	—	—	14.7	—	14.7
Total TransUnion Corp stockholders’ equity	1,677.9	1,618.8	462.7	723.3	(2,804.8)	1,677.9
Noncontrolling interests	—	—	—	93.3	—	93.3
Total stockholders’ equity	1,677.9	1,618.8	462.7	816.6	(2,804.8)	1,771.2
Total liabilities and stockholders’ equity	$1,686.8	$4,084.3	$490.8	$973.0	$(2,914.2)	$4,320.7

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Income—Successor
For the Year Ended December 31, 2013
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Revenue	$—	$700.7	$279.7	$260.6	$(57.8)	$1,183.2
Operating expenses
Cost of services	—	311.3	118.9	81.3	(39.1)	472.4
Selling, general and administrative	—	208.7	81.6	83.0	(19.8)	353.5
Depreciation and amortization	—	146.9	15.6	24.3	—	186.8
Total operating expenses	—	666.9	216.1	188.6	(58.9)	1,012.7
Operating income	—	33.8	63.6	72.0	1.1	170.5
Non-operating income and expense
Interest expense	—	(101.3)	0.1	(1.1)	0.9	(101.4)
Interest income	—	0.9	—	1.6	(0.8)	1.7
Earnings from equity method investments	43.6	91.3	16.4	4.5	(142.1)	13.7
Other income and (expense), net	(0.1)	(3.8)	(2.1)	(5.4)	(1.2)	(12.6)
Total non-operating income and expense	43.5	(12.9)	14.4	(0.4)	(143.2)	(98.6)
Income (loss) before income taxes	43.5	20.9	78.0	71.6	(142.1)	71.9
(Provision) benefit for income taxes	(0.3)	22.7	(28.6)	(15.6)	—	(21.8)
Net income (loss)	43.2	43.6	49.4	56.0	(142.1)	50.1
Less: net income attributable to noncontrolling interests	—	—	—	(6.9)	—	(6.9)
Net income (loss) attributable to TransUnion Corp	$43.2	$43.6	$49.4	$49.1	$(142.1)	$43.2

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Comprehensive Income—Successor
For the Year Ended December 31, 2013
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Net income (loss)	$43.2	$43.6	$49.4	$56.0	$(142.1)	$50.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(51.8)	(51.8)	—	(56.4)	103.6	(56.4)
Net unrealized loss on hedges	3.0	3.0	—	—	(3.0)	3.0
Total other comprehensive income (loss), net of tax	(48.8)	(48.8)	—	(56.4)	100.6	(53.4)
Comprehensive income (loss)	(5.6)	(5.2)	49.4	(0.4)	(41.5)	(3.3)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.3)	—	(2.3)
Comprehensive income (loss) attributable to TransUnion Corp	$(5.6)	$(5.2)	$49.4	$(2.7)	$(41.5)	$(5.6)

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Income—Successor
For the Eight Months Ended December 31, 2012
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Revenue	$—	$465.7	$168.2	$176.1	$(43.0)	$767.0
Operating expenses
Cost of services	—	202.3	72.9	52.9	(29.9)	298.2
Selling, general and administrative	—	135.5	39.3	50.9	(14.0)	211.7
Depreciation and amortization	—	91.3	7.7	16.0	—	115.0
Total operating expenses	—	429.1	119.9	119.8	(43.9)	624.9
Operating income	—	36.6	48.3	56.3	0.9	142.1
Non-operating income and expense
Interest expense	—	(73.1)	—	0.1	0.2	(72.8)
Interest income	—	0.2	—	0.8	(0.2)	0.8
Earnings from equity method investments	61.5	59.3	—	2.7	(115.5)	8.0
Other income and (expense), net	(0.3)	1.4	—	(6.1)	(0.9)	(5.9)
Total non-operating income and expense	61.2	(12.2)	—	(2.5)	(116.4)	(69.9)
Income (loss) before income taxes	61.2	24.4	48.3	53.8	(115.5)	72.2
(Provision) benefit for income taxes	(18.2)	37.1	(21.8)	(21.4)	—	(24.3)
Net income (loss)	43.0	61.5	26.5	32.4	(115.5)	47.9
Less: net income attributable to noncontrolling interests	—	—	—	(4.9)	—	(4.9)
Net income (loss) attributable to TransUnion Corp	$43.0	$61.5	$26.5	$27.5	$(115.5)	$43.0

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Comprehensive Income—Successor
For the Eight Months Ended December 31, 2012
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Net income (loss)	$43.0	$61.5	$26.5	$32.4	$(115.5)	$47.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(20.7)	(20.7)	—	(22.7)	41.4	(22.7)
Net unrealized loss on hedges	(3.7)	(3.7)	—	—	3.7	(3.7)
Total other comprehensive income (loss), net of tax	(24.4)	(24.4)	—	(22.7)	45.1	(26.4)
Comprehensive income (loss)	18.6	37.1	26.5	9.7	(70.4)	21.5
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.9)	—	(2.9)
Comprehensive income (loss) attributable to TransUnion Corp	$18.6	$37.1	$26.5	$6.8	$(70.4)	$18.6

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Income—Predecessor
For the Four Months Ended April 30, 2012
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Revenue	$—	$228.7	$82.5	$84.6	$(22.8)	$373.0
Operating expenses
Cost of services	—	122.6	36.1	29.6	(16.3)	172.0
Selling, general and administrative	0.1	120.0	30.5	28.3	(6.9)	172.0
Depreciation and amortization	—	19.8	5.9	3.5	—	29.2
Total operating expenses	0.1	262.4	72.5	61.4	(23.2)	373.2
Operating income (loss)	(0.1)	(33.7)	10.0	23.2	0.4	(0.2)
Non-operating income and expense
Interest expense	(0.3)	(40.2)	—	(0.3)	0.3	(40.5)
Interest income	0.3	0.3	—	0.3	(0.3)	0.6
Earnings (loss) from equity method investments	(51.8)	28.3	—	1.3	26.3	4.1
Other income and (expense), net	(20.9)	(4.9)	—	(1.7)	(0.4)	(27.9)
Total non-operating income and expense	(72.7)	(16.5)	—	(0.4)	25.9	(63.7)
Income (loss) before income taxes	(72.8)	(50.2)	10.0	22.8	26.3	(63.9)
(Provision) benefit for income taxes	17.9	(1.6)	—	(4.8)	—	11.5
Net income (loss)	(54.9)	(51.8)	10.0	18.0	26.3	(52.4)
Less: net income attributable to noncontrolling interests	—	—	—	(2.5)	—	(2.5)
Net income (loss) attributable to TransUnion Corp	$(54.9)	$(51.8)	$10.0	$15.5	$26.3	$(54.9)

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Comprehensive Income—Predecessor
For the Four Months Ended April 30, 2012
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2.2	2.2	—	2.5	(4.4)	2.5
Total other comprehensive income (loss), net of tax	2.2	2.2	—	2.5	(4.4)	2.5
Comprehensive income (loss)	(52.7)	(49.6)	10.0	20.5	21.9	(49.9)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)
Comprehensive income (loss) attributable to TransUnion Corp	$(52.7)	$(49.6)	$10.0	$17.7	$21.9	$(52.7)

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Income—Predecessor
For the Twelve Months Ended December 31, 2011
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Revenue	$—	$637.3	$209.4	$238.4	$(61.1)	$1,024.0
Operating expenses
Cost of services	—	295.1	88.3	79.5	(41.4)	421.5
Selling, general and administrative	0.3	166.9	63.0	55.4	(21.1)	264.5
Depreciation and amortization	—	60.9	17.1	7.3	—	85.3
Total operating expenses	0.3	522.9	168.4	142.2	(62.5)	771.3
Operating income (loss)	(0.3)	114.4	41.0	96.2	1.4	252.7
Non-operating income and expense
Interest expense	(1.3)	(124.9)	—	(0.2)	—	(126.4)
Interest income	—	0.1	—	0.6	—	0.7
Earnings from equity method investments	42.9	89.9	—	3.2	(124.6)	11.4
Other income and (expense), net	—	(61.9)	(0.1)	(7.9)	(1.4)	(71.3)
Total non-operating income and expense	41.6	(96.8)	(0.1)	(4.3)	(126.0)	(185.6)
Income (loss) before income taxes	41.3	17.6	40.9	91.9	(124.6)	67.1
Benefit (provision) for income taxes	(0.5)	25.3	(20.9)	(21.7)	—	(17.8)
Income (loss) from continuing operations	40.8	42.9	20.0	70.2	(124.6)	49.3
Discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)
Net income (loss)	40.8	42.9	20.0	69.7	(124.6)	48.8
Less: net income attributable to noncontrolling interests	—	—	—	(8.0)	—	(8.0)
Net income (loss) attributable to TransUnion Corp	$40.8	$42.9	$20.0	$61.7	$(124.6)	$40.8

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Comprehensive Income—Predecessor
For the Twelve Months Ended December 31, 2011
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Net income (loss)	$40.8	$42.9	$20.0	$69.7	$(124.6)	$48.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(12.9)	(12.9)	—	(14.5)	25.8	(14.5)
Total other comprehensive income (loss), net of tax	(12.9)	(12.9)	—	(14.5)	25.8	(14.5)
Comprehensive income (loss)	27.9	30.0	20.0	55.2	(98.8)	34.3
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(6.4)	—	(6.4)
Comprehensive income (loss) attributable to TransUnion Corp	$27.9	30.0	$20.0	$48.8	$(98.8)	$27.9

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Cash Flows—Successor
For the Twelve Months Ended December 31, 2013
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Cash flows from operating activities:
Net income (loss)	$43.2	$43.6	$49.4	$56.0	$(142.1)	$50.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	146.9	15.6	24.3	—	186.8
Stock-based compensation	—	5.9	0.2	0.1	—	6.2
Deferred financing fees	—	2.5	—	—	—	2.5
Provision (reduction) for losses on trade accounts receivable	—	0.3	(0.2)	0.7	—	0.8
Deferred taxes	0.7	(13.0)	4.8	(4.6)	—	(12.1)
Amortization of 11.375% notes purchase accounting fair value adjustment	—	(17.4)	—	—	—	(17.4)
Earnings from equity method investments, net of dividends	—	(1.5)	—	(2.1)	—	(3.6)
Equity in net income from subsidiaries	(43.6)	(82.1)	(16.4)	—	142.1	—
Dividends from subsidiaries	153.2	—	—	—	(153.2)	—
(Gain) loss on sale or exchange of property	—	(0.8)	(2.8)	2.6	—	(1.0)
Other	—	(1.1)	—	0.2	—	(0.9)
Changes in assets and liabilities:
Trade accounts receivable	—	2.4	(4.4)	(1.1)	—	(3.1)
Other current and long-term assets	20.8	(75.7)	56.5	(5.7)	—	(4.1)
Trade accounts payable	—	(2.4)	5.6	2.9	—	6.1
Other current and long-term liabilities	17.3	4.1	2.1	5.3	—	28.8
Cash provided by (used in) operating activities	191.6	11.7	110.4	78.6	(153.2)	239.1

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Cash Flows—Successor—Continued
For the Twelve Months Ended December 31, 2013
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(55.4)	(14.1)	(12.2)	—	(81.7)
Investments in trading securities	—	(1.8)	—	—	—	(1.8)
Proceeds from sale of trading securities	—	4.4	—	—	—	4.4
Proceeds from sale of other assets	—	0.9	3.2	0.2	—	4.3
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(152.4)	—	(99.6)	(30.3)	—	(282.3)
Acquisition related deposits	(1.0)	—	—	(9.0)	—	(10.0)
Issuance of notes receivable	—	(32.0)	—	—	32.0	—
Proceeds from notes receivable	—	30.5	—	—	(30.5)	—
Other	—	—	0.1	—	—	0.1
Cash used in investing activities	(153.4)	(53.4)	(110.4)	(51.3)	1.5	(367.0)
Cash flows from financing activities:
Proceeds from senior secured term loan	—	1,133.4	—	—	—	1,133.4
Extinguishment of senior secured term loan	—	(923.4)	—	—	—	(923.4)
Proceeds from revolving line of credit	—	65.0	—	—	—	65.0
Payment on revolving line of credit	—	(65.0)	—	—	—	(65.0)
Repayments of debt	—	(10.8)	—	(31.6)	30.5	(11.9)
Debt financing fees	—	(4.3)	—	—	—	(4.3)
Distributions to noncontrolling interests	—	—	—	(8.0)	—	(8.0)
Dividends to Parent	(94.2)	(153.2)	—	—	153.2	(94.2)
Proceeds from notes payable	—	—	—	32.0	(32.0)	—
Cash provided by (used in) financing activities	(94.2)	41.7	—	(7.6)	151.7	91.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6.8)	—	(6.8)
Net change in cash and cash equivalents	(56.0)	—	—	12.9	—	(43.1)
Cash and cash equivalents, beginning of period	75.3	—	—	79.0	—	154.3
Cash and cash equivalents, end of period	$19.3	$—	$—	$91.9	$—	$111.2

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Cash Flows—Successor
For the Eight Months Ended December 31, 2012
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Cash flows from operating activities:
Net income (loss)	$43.0	$61.5	$26.5	$32.4	$(115.5)	$47.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	91.3	7.7	16.0	—	115.0
Stock-based compensation	—	2.2	0.1	—	—	2.3
Provision (reduction) for losses on trade accounts receivable	—	—	(2.1)	0.2	—	(1.9)
Change in control transaction fees	0.4	—	—	—	—	0.4
Deferred taxes	14.6	(12.1)	5.0	4.3	—	11.8
Amortization of 11.375% notes purchase accounting fair value adjustment	—	(10.8)	—	—	—	(10.8)
Earnings from equity method investments, net of dividends	—	1.4	—	(0.1)	—	1.3
Equity in net income from subsidiaries	(61.5)	(54.0)	—	—	115.5	—
Other	—	(0.5)	—	3.1	—	2.6
Changes in assets and liabilities:
Trade accounts receivable	—	2.3	2.1	(5.4)	—	(1.0)
Other current and long-term assets	72.0	(27.4)	(28.0)	(13.8)	—	2.8
Trade accounts payable	—	5.6	(3.4)	(3.4)	—	(1.2)
Other current and long-term liabilities	(80.9)	(1.1)	(1.1)	5.6	—	(77.5)
Cash provided by (used in) operating activities	(12.4)	58.4	6.8	38.9	—	91.7

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Cash Flows—Successor—Continued
For the Eight Months Ended December 31, 2012
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(36.9)	(6.9)	(5.0)	—	(48.8)
Investments in trading securities	—	(0.5)	—	—	—	(0.5)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(14.2)	—	(14.2)
Acquisition related deposits	—	—	—	3.7	—	3.7
Proceeds from notes receivable	—	—	—	3.9	(3.9)	—
Other	—	—	0.1	(1.5)	—	(1.4)
Cash used in investing activities	—	(37.4)	(6.8)	(13.1)	(3.9)	(61.2)
Cash flows from financing activities:
Repayments of debt	—	(21.0)	—	(0.1)	3.9	(17.2)
Change in control transaction fees	(0.4)	—	—	—	—	(0.4)
Distributions to noncontrolling interests	—	—	—	(7.2)	—	(7.2)
Dividends to TransUnion Holding	(27.9)	—	—	—	—	(27.9)
Stockholder contributions	80.8	—	—	—	—	80.8
Cash provided by (used in) financing activities	52.5	(21.0)	—	(7.3)	3.9	28.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)
Net change in cash and cash equivalents	40.1	—	—	17.8	—	57.9
Cash and cash equivalents, beginning of period	35.2	—	—	61.2	—	96.4
Cash and cash equivalents, end of period	$75.3	$—	$—	$79.0	$—	$154.3

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Cash Flows—Predecessor
For the Four Months Ended April 30, 2012
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Cash flows from operating activities:
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19.8	5.9	3.5	—	29.2
Stock-based compensation	—	1.8	—	0.2	—	2.0
Deferred financing fees	—	3.9	—	—	—	3.9
Provision (reduction) for losses on trade accounts receivable	—	0.4	2.5	0.2	—	3.1
Change in control transaction fees	20.9	—	—	—	—	20.9
Deferred taxes	(17.6)	—	—	(0.7)	—	(18.3)
Earnings from equity method investments, net of dividends	—	(2.4)	—	(1.3)	—	(3.7)
Equity in net (income) loss from subsidiaries	51.8	(25.5)	—	—	(26.3)	—
Loss (gain) on sale or exchange of property	—	0.1	—	—	—	0.1
Other	(0.1)	(0.6)	—	(0.1)	0.1	(0.7)
Changes in assets and liabilities:
Trade accounts receivable	—	(11.3)	(7.0)	(6.4)	—	(24.7)
Other current and long-term assets	(34.3)	47.9	(15.8)	3.7	—	1.5
Trade accounts payable	(0.1)	(5.8)	6.2	1.3	—	1.6
Other current and long-term liabilities	69.1	20.0	2.7	(1.9)	—	89.9
Cash provided by (used in) operating activities	34.8	(3.5)	4.5	16.5	0.1	52.4

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Cash Flows—Predecessor—Continued
For the Four Months Ended April 30, 2012
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(15.6)	(3.6)	(1.2)	—	(20.4)
Proceeds from sale of trading securities	—	1.1	—	—	—	1.1
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Proceeds from notes receivable	—	22.6	—	—	(22.6)	—
Issuance of notes receivable	—	—	—	(4.1)	4.1	—
Other	—	—	(0.1)	1.0	—	0.9
Cash provided by (used in) investing activities	—	7.0	(3.7)	(4.4)	(18.5)	(19.6)
Cash flows from financing activities:
Repayments of debt	(10.3)	(2.5)	(0.9)	(23.5)	22.6	(14.6)
Debt financing fees	—	(6.1)	—	—	—	(6.1)
Distribution of merger consideration	(1.3)	—	—	—	—	(1.3)
Change in control transaction fees	(20.9)	—	—	—	—	(20.9)
Proceeds from issuance of debt	—	4.1	—	—	(4.1)	—
Treasury stock purchases	(1.3)	—	—	—	—	(1.3)
Dividends to noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Other	(0.4)	—	—	0.1	(0.1)	(0.4)
Cash provided by (used in) financing activities	(34.2)	(4.5)	(0.9)	(23.8)	18.4	(45.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8
Net change in cash and cash equivalents	0.6	(1.0)	(0.1)	(10.9)	—	(11.4)
Cash and cash equivalents, beginning of period	34.6	1.0	0.1	72.1	—	107.8
Cash and cash equivalents, end of period	$35.2	$—	$—	$61.2	$—	$96.4

TRANSUNION CORP. AND SUBSIDIARIES
 Consolidating Statement of Cash Flows—Predecessor
For the Twelve Months Ended December 31, 2011
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Cash flows from operating activities:
Net income (loss)	$40.8	$42.9	$20.0	$69.7	$(124.6)	$48.8
Less: income (loss) from discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)
Income (loss) from continuing operations	40.8	42.9	20.0	70.2	(124.6)	49.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	60.9	17.1	7.3	—	85.3
Loss on early extinguishment of debt	—	59.3	—	—	—	59.3
Stock-based compensation	—	4.1	0.1	0.4	—	4.6
Deferred financing fees	—	4.2	—	—	—	4.2
Provision for losses on trade accounts receivable	—	1.0	0.3	0.6	—	1.9
Deferred taxes	(0.1)	(4.6)	1.1	0.1	—	(3.5)
Earnings from equity method investments, net of dividends	—	(1.9)	—	(1.5)	—	(3.4)
Loss (gain) on sale or exchange of property	—	—	(0.3)	—	—	(0.3)
Other	—	0.3	1.8	0.7	—	2.8
Equity in net income from subsidiaries	(42.9)	(81.7)	—	—	124.6	—
Changes in assets and liabilities:
Trade accounts receivable	—	(4.2)	(2.8)	(4.6)	—	(11.6)
Other current and long-term assets	(49.1)	5.3	14.0	26.5	—	(3.3)
Trade accounts payable	0.1	6.4	5.3	3.1	—	14.9
Other current and long-term liabilities	13.6	(14.1)	—	4.8	—	4.3
Cash provided by (used in) operating activities of continuing operations	(37.6)	77.9	56.6	107.6	—	204.5
Cash used in operating activities of discontinued operations	—	—	—	(1.3)	—	(1.3)
Cash provided by (used in) operating activities	(37.6)	77.9	56.6	106.3	—	203.2
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(60.0)	(5.3)	(8.7)	—	(74.0)

TRANSUNION CORP. AND SUBSIDIARIES
Consolidating Statement of Cash Flows—Predecessor—Continued
For the Twelve Months Ended December 31, 2011
(in millions)

	Parent TransUnion Corp	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp Consolidated
Investments in trading securities	—	(1.2)	—	—	—	(1.2)
Proceeds from sale of trading securities	—	9.9	—	—	—	9.9
Proceeds from sale and redemption of investments in available-for-sale securities	—	—	0.2	—	—	0.2
Investments in held-to-maturity securities	—	—	—	(6.3)	—	(6.3)
Proceeds from held-to-maturity securities	—	—	—	6.3	—	6.3
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	(50.7)	(54.5)	—	(105.2)
Acquisition related deposits	—	—	—	(8.6)	—	(8.6)
Other	—	(2.5)	—	(0.2)	—	(2.7)
Cash used in investing activities	—	(53.8)	(55.8)	(72.0)	—	(181.6)
Cash flows from financing activities:
Proceeds from senior secured term loan	—	950.0	—	—	—	950.0
Extinguishment of senior secured term loan	—	(945.2)	—	—	—	(945.2)
Prepayment fee on early extinguishment of senior secured term loan	—	(9.5)	—	—	—	(9.5)
Repayments of debt	(3.9)	(7.1)	(0.7)	—	—	(11.7)
Treasury stock purchases	(0.2)	—	—	—	—	(0.2)
Distribution of merger consideration	(4.3)	—	—	—	—	(4.3)
Debt financing fees	—	(11.3)	—	—	—	(11.3)
Distributions to noncontrolling interests	—	—	—	(8.5)	—	(8.5)
Stockholder contribution	—	—	—	0.3	—	0.3
Other	(0.8)	—	—	—	—	(0.8)
Cash used in financing activities	(9.2)	(23.1)	(0.7)	(8.2)	—	(41.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.8)	—	(3.8)
Net change in cash and cash equivalents	(46.8)	1.0	0.1	22.3	—	(23.4)
Cash and cash equivalents, beginning of period	81.4	—	—	49.8	—	131.2
Cash and cash equivalents, end of period	$34.6	$1.0	$0.1	$72.1	$—	$107.8

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s annual reports on internal controls over financial reporting for TransUnion Holding and TransUnion Corp. are included in Part II, Item 8 on pages 56 and 65, respectively, and are incorporated by reference.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers, and their positions and ages, are set forth below:

Name	Age	Position
George M. Awad	53	Director
Christopher Egan	37	Director
Siddharth N. (Bobby) Mehta	55	Director
Leo F. Mullin	70	Director
Rohan Narayan	34	Director
Andrew Prozes	68	Director
Sumit Rajpal	37	Director
Steven M. Tadler	54	Director
James M. Peck	50	Director, President & Chief Executive Officer
Samuel A. Hamood	45	Executive Vice President & Chief Financial Officer
Aaron Barlow	38	Executive Vice President—Global Strategy
John W. Blenke	58	Executive Vice President, Corporate General Counsel, and Corporate Secretary
Chris Cartwright	48	Executive Vice President—U.S. Information Services
John T. Danaher	49	Executive Vice President—Interactive
Mohit Kapoor	49	Executive Vice President & Chief Information and Technology Officer
David M. Neenan	47	Executive Vice President—International
Mary K. Krupka	58	Executive Vice President—Human Resources
The present and principal occupations and recent employment history of each of our directors and executive officers listed above is as follows:
George M. Awad created and is the principal of Gibraltar Capital Corporation, a wealth management and advisory firm providing investment and business advice to wealthy, internationally-based families. He is a highly accomplished executive with exceptional operating experience in running large, global businesses across the full suite of consumer financial services products, including senior leadership roles with GE Capital (1988-2006) and Citigroup, Inc. (2006-2011), with focus on domestic and global markets. Most recently, Mr. Awad served as CEO, Consumer Finance for Citigroup, with prior positions as CEO, North America Cards and CEO, Global Consumer Group EMEA.
Christopher Egan is a Managing Director at Advent International, having joined the firm in 2000. He has co-led Advent’s investments in nine companies, including Equiniti, BondDesk Group, National Bankruptcy Services, Datek Online Holdings, CETIP, Sophis, RedPrarie, GFI Group and P2 Energy Group. Mr. Egan previously worked at UBS Warburg in the financial sponsors group.
Siddharth N. (Bobby) Mehta is a director and the former President and Chief Executive Officer of TransUnion. He joined the Company in August 2007 and served as the President & Chief Executive Officer until December 31, 2012. From May 2007 through July 2007, he was a consultant to our board of directors. From 1998 through February 2007, he held a variety of positions with HSBC Finance Corporation and HSBC North America Holdings, Inc., including Chairman and Chief Executive Officer of HSBC Finance Corporate. He also serves on the board of directors of The Allstate Corporation, Piramal Enterprises Limited, DataCard Group, The Chicago Public Education Fund, The Field Museum, the Myelin Repair Foundation and The Lab School.
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
Rohan Narayan was appointed as a director in February 2014. Mr. Narayan is a Vice President in the Merchant Banking Division of Goldman, Sachs & Co. He joined Goldman Sachs in 2010. Mr. Narayan also serves as a director on the board of EdgeMarc Energy Holdings, LLC. Prior to joining Goldman Sachs, Mr. Narayan was a Vice President at Ripplewood Holdings, LLC, a private equity firm and before that was a member of the financial institutions group within the Investment Banking Division of Goldman, Sachs & Co.
Andrew Prozes was appointed as a director in January 2014. Mr. Prozes currently serves as Executive Chairman of Alert Global Media Holdings, LLC and Chairman of Scribestar Limited. Mr. Prozes served on the board of directors of Reed Elsevier PLC and Reed Elsevier NV from 2000 until December, 2010. He also served as the Chief Executive Officer of LexisNexis from 2000 until 2010. Today, he serves on the boards of Interactive Data Corporation, Asset International, Inc., Quality Solicitors and Ethoca Limited. He also serves as a director and chair of the Human Resources and Compensation Committee for Cott Corporation. Prior to joining Reed Elsevier, Mr. Prozes served as Executive Vice President and Chief Operating Officer of West Group, part of the Thomson Reuters Corporation, from 1997 to 2000. Mr. Prozes is a past Chairman of The US Information Industry Association and has served on the boards of the Information Technology Association of Canada and the Canadian Newspaper Association. He is also an Executive Committee Member of The Atlantic Council, and a Director of the National Executive Services Corporation. Mr. Prozes joined Southam Inc., Canada’s largest newspaper company, as President in 1988.
Sumit Rajpal is a Managing Director in the Merchant Banking Division of Goldman, Sachs & Co., where he leads the financial services investment practice globally. He joined Goldman Sachs in 2000 and became a Managing Director in 2007. Mr. Rajpal also serves as a director on the boards of Safe-Guard Products International LLC, Hastings Insurance Services Limited, ProSight Specialty Insurance Holdings, SKBHC Holdings, LLC (where he is an observer on the board), Enstar Group Limited and Alliance Atlantis Entertainment, Inc.
Steven M. Tadler is a Managing Partner at Advent International, having joined the firm in 1985 and becoming Managing Director of the North American buyouts group in 1994. From 1997 to 2006, Mr. Tadler headed Advent’s European Operations. Mr. Tadler also serves as a director on the boards of Skillsoft, Bojangles’, wTe Corporation, and Advent International.
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
Aaron Barlow joined the Company in July 2013.  Since he joined he has served as Executive Vice President, Global Strategy.  From February 2007 through July 2013, he held a variety of positions at Equifax Inc., including Senior Vice President of Partnership Strategy & Marketing and Vice President of Strategy and Innovation.  Prior to Equifax, he was a Project Leader with The Boston Consulting Group where he worked on growth strategies and innovation projects on behalf of his clients over a three-year period. Prior to The Boston Consulting Group, he held a variety of positions at Dell Inc. including product strategy, pricing, and corporate planning and strategy. Prior to Dell Inc., he served as a litigation consultant for Arthur Andersen.
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
Chris Cartwright joined the Company in August 2013 as Executive Vice President-U.S. Information Services. From December 2010 through March 2013, he was the Chief Executive Officer of Decision Insight Information Group, a portfolio of independent businesses providing real property information, software and services to insurance, finance, legal and real estate professionals in the United States, Canada and Europe. From June 1997 through October 2010, he held a variety of positions at Wolters Kluwer, a global information services and workflow solutions company, where he led the business services and software division. Prior to Wolters Kluwer, he was Senior Vice President, Strategic Planning & Operations for Christie’s Inc. and Strategy Consultant for Coopers and Lybrand.
John T. Danaher joined the Company in November 2002. Since August 2013, he has served as the Executive Vice President of the Interactive segment. He has served as President of TransUnion Interactive, the consumer subsidiary of TransUnion, since 2004 and manages the day-to-day operations as well as strategic direction of the business. Mr. Danaher was Chief Operating Officer of TrueLink, Inc. from 2001 through 2004, and assisted in managing the merger of TrueLink, Inc. with TransUnion. He has more than 25 years of experience in the financial services industry, including mortgage and home equity originations and servicing. Mr. Danaher joined TrueLink, Inc. from Citibank, where he designed and launched the home equity Web site. During his tenure at Citibank, he was responsible for Web design and development, strategic planning, systems integration, process design, project management, and training.
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
There are no family relationships among any of the Company’s directors and executive officers.

Board of Directors

Pursuant to the Major Stockholders’ Agreement, dated April 30, 2012 (the "Major Stockholders' Agreement"), by and among TransUnion Holding Company, Inc., Advent-TransUnion Acquisition Limited Partnership (the “Advent Investor”), and GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P. and Spartan Shield Holdings (the “GS Investors” and, together with the Advent Investor, the “Sponsors”), our board of directors consists of our Chief Executive Officer (Mr. Peck), three directors designated by the GS Investors (Messrs. Mullin, Narayan and Rajpal), two directors designated by the Advent Investor (Messrs. Egan and Tadler), and three independent directors designated jointly by the GS Investors and the Advent Investor (Messrs. Awad, Mehta and Prozes). We currently have one vacancy on our Board, which may be filled by a designee of the Advent Investor. For purposes of the Major Stockholders' Agreement, an "independent director" is any member of the Board of Directors who is not employed by TransUnion Holding, any of the Sponsors or any of their respective affiliates. Though not formally considered by our Board of Directors because our securities are not listed for traded on any national securities exchange or in an inter-dealer quotation system that has requirements that majority of the directors be independent, based upon the listing standards of the New York Stock Exchange, Inc., we do not believe that any of Messrs. Egan, Mullin, Narayan, Rajpal or Tadler would be considered independent because of their relationships with our Sponsors, which hold significant interests in TransUnion Holding, nor would Mr. Mehta, because of his former positions with the Company.
Audit and Compliance Committee

As of December 31, 2013, the Audit and Compliance Committee of the Board of Directors consisted of Messrs. Mullin (Chair), Awad, Egan and Mehta. In light of our status as a privately-held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the Audit and Compliance Committee as an “audit committee financial expert.”
Code of Business Conduct
The Company has adopted the TransUnion Code of Business Conduct that applies to all of the Company’s directors, officers and employees. Any waiver of the provisions of the Code of Business Conduct for senior officers and directors may be made only by the Company’s board of directors or a committee of the board of directors. For all others, only the Corporate General Counsel of TransUnion may approve a waiver. A copy of TransUnion’s Code of Business Conduct is available at www.transunion.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers of TransUnion's Code of Business Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) on our website In accordance with the SEC’s rules and regulations, a copy of the Code of Business Conduct may also be obtained free of charge upon a request directed to TransUnion Holding Company, Inc., 555 West Adams Street, Chicago, Illinois, 60661, Attn: Corporate Secretary.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in the “Compensation Discussion and Analysis” describes the material elements of compensation paid or awarded to our principal executive officer, principal financial officer and the other three most highly compensated executive officers (collectively, our “named executive officers” or “NEOs”).
For 2013 our named executive officers are:

•	Mr. James M. Peck—President & Chief Executive Officer

•	Mr. Samuel A. Hamood—Executive Vice President & Chief Financial Officer

•	Mr. Christopher A. Cartwright—Executive Vice President, U.S. Information Services

•	Mr. Mohit Kapoor—Executive Vice President & Chief Information and Technology Officer

•	Mr. John W. Blenke—Executive Vice President, Corporate General Counsel & Corporate Secretary

The specific amounts and material terms of such compensation paid, payable or awarded for 2013 to the named executive officers are disclosed under “—Executive Compensation—Summary Compensation Table—2013” and the subsequent tables and narrative. The undersigned constitutes the Compensation Committee of the board of directors of TransUnion Holding Company, Inc. and TransUnion Corp. (the “Compensation Committee”) and oversee the compensation program for our named executive officers.
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
We provide named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. The Compensation Committee annually evaluates the performance of our NEOs and determines their base salaries and other compensation in light of our strategic goals and objectives, the available market information for their positions and the goals of our executive compensation program. Notwithstanding strong performance from our NEOs, our CEO did not recommend, and the Compensation Committee determined that market data did not support any salary increases in 2013.
Our annual cash incentives are designed to reward executive officers based on individual performance (as measured against individual goals) and our overall financial results (as measured against financial targets). The incentive targets, which are set annually with the review and approval of the Compensation Committee, are intended to highlight key strategic priorities and financial metrics. The percentage of target total cash compensation for the NEOs approved by the Compensation Committee as performance-based pay (the annual incentive bonus) represented 50% of the total cash compensation for Mr. Peck and 41% on average for the other NEOs.
For the year ended December 31, 2013, TransUnion reported Corporate Adjusted EBITDA, as defined in the “Objectives, Weighting and Potential Payouts” table, of $418.3 million on Corporate revenue of $1,202.6 million compared to Corporate Adjusted EBITDA of $400.5 million on revenue of $1,140.0 million for the year ended December 31, 2012, an increase of 4.4% in Corporate Adjusted EBITDA and 5.5% in revenue. However, even with the increases in both EBITDA and revenue in 2013, we did not achieve either of our overall Corporate Adjusted EBITDA or revenue plan targets as set by the Compensation Committee.
As a result of this financial performance and achievement of non-financial corporate objectives our named executives achieved annual cash incentives of 80 to 100% of their target opportunities.
Since June 2010, we have used stock options or restricted stock as a long-term incentive vehicle to create a strong alignment between management’s interests and those of our stockholders and other stakeholders. In connection with the sale of the Company on April 30, 2012, most executives received a stock option or restricted stock grant on August 1, 2012. NEOs that joined the Company after that initial grant were granted options upon their employment. In all cases, vesting in those options is based on the passage of time and attainment of certain pre-determined performance metrics, or with restricted shares, the passage of time. It should be noted that in 2013, Mr. Cartwright received a grant in connection with his employment (with the service vesting start date tied to his date of employment). All stock option grants made in 2012 and 2013 were done so with the intention of providing equity compensation for approximately a five-year period of time.
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

•
Create alignment with executives, our stockholders and our other stakeholders by rewarding executives for the achievement of strategic goals that successfully drive our strategy, operations and business performance and, thereby, enhance shareholder value.

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

Meridian’s engagement includes reviewing and advising on executive compensation matters principally related to the CEO, the executive officers, and outside directors. For 2013, Meridian assisted the Compensation Committee by (a) recommending a peer group for benchmarking purposes and (b) providing peer group data, including an analysis of total direct compensation (base salary, annual cash incentives and long-term equity awards). Meridian also assists the Compensation Committee in review of general market practices and management compensation proposals.
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
We recognize the 50th percentile market value for cash compensation as a point of reference and not necessarily the definitive compensation level. Consequently, our NEOs’ compensation may be positioned at a level less than or greater than the target percentiles noted here based on time in position, experience and competitive pay objectives, as well as other factors.
The Compensation Committee has also determined that targeting the 65th percentile for long-term equity grants is appropriate to attract and retain the desired level of management talent, as well as aligning management incentives to focus on our long-term objectives, by having a greater percentage of pay aligned to longer term value creation.
Peer Group
The following peer group was approved by the Compensation Committee (the “Custom Peer Group”) in 2012 and used in 2013 in reviewing and benchmarking the various pay components against the targeted percentiles above.

Acxiom Corporation	Equifax, Inc.	Moody’s Corporation
Alliance Data Systems Corporation	Experian Group Limited	Paychex, Inc.
Ceridian Corporation	Fair Isaac Corporation	Solera, Inc.
Convergys Corporation	First Data Corporation	Synovus Financial Corporation
CoreLogic, Inc.	FIS Global Corporation	TeleTech Holdings, Inc.
Deluxe Corporation	Fiserv, Inc.	Total System Services, Inc.
Discover Financial Services	Global Payments, Inc.	Unisys Corporation
DST Systems, Inc.	Harte Hanks, Inc.	Valassis Communications, Inc.
The Dun & Bradstreet Corporation	MoneyGram International, Inc.	Verisk Analytics
The Custom Peer Group was selected to be representative of the business services, technology and financial services sectors in which we compete and participate. Criteria that were considered in order to properly select component companies for the Custom Peer Group are:

•	industry competitors;

•	labor market competitors;

•	competitors for capital; and

•	revenue size.

Use of Tally Sheets
In 2013, the Compensation Committee reviewed individual worksheets and corresponding tally sheets for each senior executive officer, including the named executive officers. These worksheets, which are prepared by management, provide a summary of the current and historical amounts of each component of pay. In 2013, the Committee did not recommend or approve changes to our named executive officers’ compensation based on its review of this information. Rather, the Committee reviewed the tally sheets as a tool to confirm that pay objectives continue to be aligned with the long-term interests of the stockholders and our other stakeholders.
2013 Compensation
Base Salary
As described above, we provide each of the named executive officers with a base salary to compensate them for services rendered in their position during the fiscal year. Each year, the Compensation Committee evaluates the performance of the CEO and determines his base salary and other compensation in light of our goals and objectives and the executive compensation program. The Compensation Committee also reviews each other named executive officer’s base salary annually based on a recommendation from the CEO and market conditions, and adjusts the base salary where appropriate. The CEO generally recommends a base salary increase for the other named executive officers when supported by strong individual performance and/or executive promotion, or when supported by the external market data. For 2013, the CEO did not recommended base pay increases for any NEO. The Compensation Committee did not increase the base salary for the CEO position since Mr. Peck began his employment with the Company on December 31, 2012 and it fell within a reasonable range of the target percentile for the Custom Peer Group. Base salary increases for any NEO in 2014 will be considered and acted upon by the Compensation Committee if, in the opinion of the Committee, such action is warranted.
2013 Annual Bonus Plan
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
Target bonus levels
Each executive is assigned a target bonus expressed as a percentage of their base pay at the beginning of the year. The target is determined by the Compensation Committee after consideration of several factors, including the individual executive’s duties and responsibilities and market data. The bonus targets for 2013 were set within a reasonable range of the target percentile for the Custom Peer Group. The following table illustrates the target bonus as a percentage of base pay for each named executive officer for the 2013 performance period.

2013 Target Bonus as Percent of Base Salary
Executive
Mr. Peck	100%
Mr. Hamood	75%
Mr. Cartwright[1]	100%
Mr. Kapoor	60%
Mr. Blenke	50%

__________________________

[1]
Mr. Cartwright began his employment with TransUnion on August 19, 2013, and as a component of his employment offer from the Company, his target bonus (to be paid in 2014) will be 100% of his base salary in 2013, prorated based upon his employment date.

Objectives, weighting and potential payouts

Each executive’s individual goals and objectives vary based on their individual roles within our company. The following table defines the various financial and non-financial objectives that the Compensation Committee approved for the 2013 performance period.

Objective	Definition
Corporate Adjusted EBITDA[2]	Earnings before interest, taxes, depreciation and amortization, and other adjustments deemed by management and the board to be extraordinary for bonus plan purposes

Corporate revenue	The overall corporate revenues

Business Unit Adjusted EBITDA[2]	Earnings before interest, taxes, depreciation and amortization, and other adjustments for bonus plan purposes for the specific business unit for which the named executive officer is responsible

Business unit revenue	The revenues for the specific business unit for which the named executive officer is responsible

Growth Strategy Initiatives
Projects that support the development of growth strategy initiatives, including business cases, action plans and specific, budgeted growth targets that are accretive in 2014 with a plan to additional growth in future years.

Technology Strategy	Drive the development of a new technology platform

Key projects	Ability to deliver specific tangible projects within a performance period

The objectives for Corporate Adjusted EBITDA and Corporate revenue were selected by the Compensation Committee to appropriately provide incentive rewards to executives based on achievement of corporate goals in the context of our overall corporate strategy.
__________________________
2 Adjusted EBITDA is a non-GAAP measure. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition, Adjusted EBITDA does not reflect our interest, income tax, depreciation, amortization, stock-based compensation or certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. The annual variable compensation for certain members of our management team is based in part on further modified Adjusted EBITDA, which we refer to as Corporate Adjusted EBITDA. Such modifications may be as a result of currency fluctuations, the effect of changes to accounting policies/procedures and expenses from unplanned M&A activities. Corporate Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to operating income or net income as an indicator of operating performance.
Mr. Peck recommended the use of non-financial objectives related to key projects as goals for the 2013 performance period. The Compensation Committee approved these goals because they were aligned to our corporate strategy and achievement of these goals would create shareholder value. The goals were set in a manner that would ensure that, if delivered, they would significantly advance our strategic objectives. Each executive had a set of goals specifically tied to his or her ability to affect our corporate strategy. Additionally, stretch goals were designed to provide the executive the opportunity to achieve payouts for performance that exceeded 100% of these non-financial goals. The stretch goals were set to be attainable only with superior performance.
The following table is a summary of how each of the above objectives was weighted for each named executive officer and their actual achievement against each objective for the 2013 performance period. For each objective, the named executive officer has the opportunity to achieve a maximum of two times the individual weighting associated with that objective. If threshold performance is not achieved, no payment is made on that objective. Each individual executive’s objective weightings are determined based on his specific roles, duties, and responsibilities. The various weightings are meant to reflect the influence that the executive’s performance may actually have on the metric. The Compensation Committee believes this strengthens the direct link between pay and performance.

Executive	Objective	Weighting	Achievement
Mr. Peck,
President & Chief Executive Officer	Corporate Adjusted EBITDA	50%	80%
	Corporate Revenue	20%	50%
	Growth Strategy Initiatives	20%	150%
	Technology Strategy	10%	200%
Mr. Hamood,
Executive Vice President & Chief Financial Officer	Corporate Adjusted EBITDA	50%	80%
	Corporate Revenue	20%	50%
	Growth Strategy Initiatives	10%	150%
	Key Projects	20%	175%
Mr. Cartwright,
Executive Vice President U.S. Information Services	Corporate Adjusted EBITDA	25%	80%
	Business Unit Adjusted EBITDA	25%	79%
	Business Unit Revenue	20%	—%
	Growth Strategy Initiatives	20%	150%
	Key Projects	10%	100%
Mr. Kapoor,
Executive Vice President & Chief Information Officer	Corporate Adjusted EBITDA	50%	80%
	Corporate Revenue	20%	50%
	Growth Strategy Initiatives	20%	150%
	Technology Strategy	10%	200%
Mr. Blenke,
Executive Vice President Corporate General Counsel & Corporate Secretary	Corporate Adjusted EBITDA	50%	80%
	Corporate Revenue	20%	50%
	Growth Strategy Initiatives	10%	150%
	Key Projects	20%	150%
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
The following tables represent what the payout, as a percentage of target, would be if our financial performance was achieved at threshold, target, or maximum levels (as shown below) for two objectives: Corporate Adjusted EBITDA and Corporate revenue. No payout would result if performance was below threshold levels. The table includes the dollar amount that was required for achievement at each level in 2013.

Corporate Adjusted EBITDA

Threshold			Target			Maximum
Corporate Adj. EBITDA	Performance Against Target	Payout	Corporate Adj. EBITDA	Performance Against Target	Payout	Corporate Adj. EBITDA	Performance Against Target	Payout
$414,130,403	95%	75%	$435,926,740	100%	100%	$457,723,077	105%	200%
Corporate Revenue

Threshold			Target			Maximum
Revenue	Performance Against Target	Payout	Revenue	Performance Against Target	Payout	Revenue	Performance Against Target	Payout
<$1.203 billion	N/A	—%	$1.234 billion	100%	100%	$1.265 billion	102.5%	200%
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
Mr. Hamood had financial goals related to our overall consolidated Corporate Adjusted EBITDA and Corporate revenue performance. As part of his individual objectives, Mr. Hamood received a goal of implementing a fully integrated operating planning process and generating $50 million in free cash flow for 2013. Mr. Hamood was deemed to have exceeded this goal and was paid 175% of the target payout by successfully implementing reporting technology, an integrated process and approach to the three-year plan, and after adjusting for unplanned acquisition expenses throughout the year, he exceeded the free cash flow target by approximately $7.9 million.
Mr. Cartwright had financial goals related to our overall Corporate Adjusted EBITDA, Business Unit Adjusted EBITDA for the U.S. Information Services (USIS) segment and Business Unit revenue for USIS. Mr. Cartwright exceeded the threshold Business Unit Adjusted EBITDA target for the USIS segment and as a result, he achieved 79% of the targeted payout for this goal. Mr. Cartwright did not achieve the threshold target for Business Unit revenue and therefore no payment was made.
Mr. Kapoor had financial goals related to our overall consolidated Corporate Adjusted EBITDA and Corporate revenue performance. He also had an individual strategic goal related to our technology strategy. In completing his key strategic goal, Mr. Kapoor successfully completed the beginnings of a new technology capability for data processing, linking and analytics, unlocking new opportunities in our current and future business. As a result of this initiative, Mr. Kapoor achieved 200% of the target payout related to this key strategic goal.
Mr. Blenke had financial goals related to our overall consolidated Corporate Adjusted EBITDA and Corporate revenue performance. He also had an individual strategic goal related to executing on our legal and regulatory plans. In completing his key strategic goal, Mr. Blenke successfully designed and implemented a system of best practices, including the development of audit controls and procedures, relating to the intake, handling and monitoring consumer disputes. As a result of this initiative, Mr. Blenke achieved 150% of the target payout related to this key strategic goal.
Actual Payout
The following summarizes the performance of the 2013 financial and non-financial goals under the 2013 annual incentive plan.
Results of Financial Goals
The corporate financial results for the 2013 performance period are described in the narrative accompanying “—Executive Compensation—Grants of Plan-Based Awards—2013.”
Results of Non-Financial Goals
At the end of the performance period, Mr. Peck evaluated each of the named executive officers in conjunction with the individual’s own self-evaluation. Based on Mr. Peck’s evaluation, with input from others including the named executive officer, Mr. Peck rated the executive’s individual objectives against the executive’s performance goals.

Based on this assessment, Mr. Peck recommended to the Compensation Committee a performance evaluation rating, as a percentage of total qualified goal bonus opportunity, for each executive. Additionally, the Compensation Committee reviewed Mr. Peck’s performance and determined a level of performance against his qualitative performance goals. This evaluation could then increase or decrease the executive’s bonus.
Taking into account the financial performance results and Mr. Peck’s evaluation and recommendation, the Compensation Committee met in January 2014 to set and approve annual bonus payments to each of the named executive officers and evaluate Mr. Peck’s 2013 performance. In January 2014, the Compensation Committee approved annual bonus payments to the named executive officers ranging from 80 to 100 percent of the named executive officers’ target opportunity based upon 2013 performance. The annual bonus payments will be paid in March 2014. For more detailed information regarding individual executive annual bonus awards, see the narrative following “—Executive Compensation—Grants of Plan-Based Awards—2013.”
Long-Term Equity Plan
Stock Option Grants
In connection with the change in control transaction, on August 1, 2012, all named executive officers received restricted stock or stock options, with the exception of Messrs. Peck and Cartwright who received their grant upon joining us. These grants were the results of negotiations between management, GSC and Advent (in connection with the 2012 Change in Control Transaction), as approved by the Compensation Committee, and are designed to reward executives for increasing shareholder and stakeholder value, by providing them an incentive to keep focused on our long-term value. All grants made in 2012, or at time of employment in 2013, were done so with the intention of providing equity compensation for approximately a five year period of time. As a result no further grants were made to our named executive officers in 2013.
Management’s Stock Ownership Requirements
In connection with the 2012 Change in Control Transaction, each of our named executive officers (who were employed by us at the time of the transaction) was required by GSC and Advent to roll over a portion of their option proceeds and common stock holdings, that would otherwise have been cashed out, into shares of TransUnion Holding Company, Inc. common stock. All named executive officers rolled-over a value equal to approximately 30% of their after-tax proceeds received in the 2012 Change in Control Transaction. As a component of Mr. Peck’s employment agreement, Mr. Peck purchased $1.325 million of common stock in TransUnion Holding Company, Inc. on December 31, 2012. In addition, as a component of Mr. Cartwright's employment offer, Mr. Cartwright purchased $1.0 million of common stock in TransUnion Holding Company, Inc. This required equity roll over and stock purchase was intended to further align management with stockholder and other stakeholder interests.
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

Mr. Peck’s agreement provides a minimum base salary, the eligibility to participate in our annual incentive plan for executive officers, a sign-on bonus and payment for expenses associated with his relocation. In addition, the agreement provides for severance provisions, which are identical to those provided to the other named executive officers. The severance provisions are discussed under “2013 Compensation—Severance and Change-in-Control Compensation.”
The agreement includes confidentiality and nonsolicitation provisions to protect our interests. The specifics of the compensation provided under Mr. Peck’s employment agreement are detailed in the narrative accompanying “—Executive Compensation—Payments Upon Termination or Change-in-Control—2013.”
Severance and Change-in-Control Compensation
In connection with the 2012 Change in Control Transaction or upon employment, and as required by and negotiated with our owners, each named executive officer, other than Mr. Peck, continued or entered into a Severance and Restrictive Covenant Agreement (the “Severance Agreement”). These Severance Agreements are designed to maximize retention of the named executive offers. The terms of the Severance Agreements are summarized under “—Executive Compensation—Payments Upon Termination or Change-in-Control—2013” and the accompanying narrative.
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

The annual cash incentive is dependent on multiple performance metrics including Corporate Adjusted EBITDA, Corporate Revenue, and Free Cash Flow, as well as individual goals related to specific strategic or operational objectives.

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
Steven Tadler, Chairperson
Sumit Rajpal, Committee Member

Executive Compensation
Summary Compensation Table—2013
The following table presents information regarding the annual compensation for services to us, in all capacities, of our named executive officers. The amounts in the “Stock Awards” and “Option Awards” and “Non-Equity Incentive Plan Compensation” columns are further explained in the narrative following “—Grants of Plan-Based Awards—2013.”

Name and Principal Position (a)	Year (b)	Salary(1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards(2) ($) (f)	Non-Equity Incentive Plan Compensation(3) ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation(4) ($) (i)	Total ($) (j)
James M. Peck(5)	2013	865,385	2,100,000	—	—	900,000	—	81,998	3,947,383
President & CEO	2012	—	2,100,000	—	5,455,415	—	—	—	7,555,415
Samuel A. Hamood	2013	470,000	—	—	—	352,500	—	77,726	900,226
Executive Vice President & Chief Financial Officer	2012	466,154	—	—	1,554,328	687,375	—	69,744	2,777,601
	2011	450,000	60,000	—	—	621,860	—	62,742	1,194,602
Christopher A. Cartwright(6)	2013	228,846	2,231,408	—	3,168,720	209,344	—	26,381	5,864,699
Executive Vice President, U.S. Information Services
Mohit Kapoor(7)	2013	440,000	—	—	—	264,000	—	66,483	770,483
Executive Vice President & Chief Information and Technology Officer	2012	435,192	300,000	—	1,325,092	458,229	—	18,257	2,536,770
	2011	271,346	—	—	545,975	454,071	—	4,724	1,276,116
John W. Blenke	2013	464,600	—	—	—	220,685	—	55,714	740,999
Executive Vice President, Corporate General Counsel & Corporate Secretary	2012	464,600	—	252,576	—	441,370	—	48,876	1,207,422
	2011	464,600	—	—	—	390,032	—	54,956	909,588

(1)
The amounts shown in this column represent annual base salary. These amounts are not reduced to reflect the NEOs’ elections, if any, to defer receipt of salary under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan.

(2)
The amounts shown in this column represent the aggregate grant date “fair value” of option awards granted to the NEO during 2013 and, where applicable, the incremental “fair value” of the subsequent modification computed in accordance with (ASC) Topic 718, Compensation—Stock Compensation. Further details regarding these grants and the assumptions used to determine their “fair value” can be found in the narrative disclosure following the “—Grants of Plan-Based Awards” table below.

(3)
The amounts shown in this column represent amounts paid under the Annual Incentive Plan for the year shown. The amounts are paid at the beginning of the following year. Amounts shown are not reduced to reflect the NEOs’ elections, if any, to defer receipt of salary under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan.

(4)	Information regarding the amounts shown in this column can be found in the “Detailed Analysis of ‘All Other Compensation’ Column” table and accompanying narrative to that table.

(5)	Mr. Peck joined us on December 31, 2012.

(6)	Mr. Cartwright joined us on August 19, 2013.

(7)	Mr. Kapoor received sign-on bonus of $300,000 in 2012, one year after his date of hire.

Detailed Analysis of “All Other Compensation” Column

Name (a)	Company Match & Retirement Contribution to Qualified 401(k) Savings Plan(1) ($) (b)	Company Match & Retirement Contribution to Non-Qualified Retirement Plan(2) ($) (c)	Group Term Life Imputed Income(3) ($) (e)	Payment & gross-up on Medicare Tax related to contributions into Non- Qualified Retirement Plan(4) ($) (f)	Company Contributions to Charitable Matching Program (5) ($) (g)	Company Reimbursed Relocation Expenses (6) ($) (h)	Total ($) (i)
James M. Peck	17,850	—	483	516	—	63,149	81,998
Samuel A. Hamood	17,850	56,322	360	1,194	2,000	—	77,726
Christopher A. Cartwright	—	—	90	—	—	26,291	26,381
Mohit Kapoor	17,850	46,941	552	1,140	—	—	66,483
John W. Blenke	17,850	35,898	1,032	934	—	—	55,714

(1)
For 2013, we matched 100% of the first 3% and 50% of the next 2% percent of recognizable compensation (subject to the 2013 Internal Revenue Code limit of $255,000) contributed on a pre-tax basis to the tax-qualified TransUnion 401(k) & Savings Plan. Additionally, in 2013, we made a discretionary 3% retirement contribution of recognizable 2012 compensation, as shown above, to the TransUnion 401(k) & Savings Plan.

(2)
For recognized compensation above the Internal Revenue Code limit of $255,000, we matched 100% of the first 3% and 50% of the next 2% contributed on a pre-tax basis to the TransUnion Retirement and 401(k) Supplemental Plan. Additionally, in 2013 for the 2012 plan year, we made a discretionary 3% retirement contribution of recognizable compensation to the TransUnion Retirement and 401(k) Supplemental Plan.

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

(5)	We provide a dollar for dollar match on all recognized charitable contributions made by all employees, up to a maximum match of $2,000 per calendar year.

(6)
The Company reimbursed Mr. Peck and Mr. Cartwright for all qualified expenses associated with their respective relocations. In addition, the Company provides a tax gross-up on all reimbursed relocation expenses that otherwise would be taxable to the employee.

Grants of Plan-Based Awards—2013

	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options(2) (#) (f)	Exercise or Base Price of Option Awards ($/Sh) (g)	Grant Date Fair Value of Stock and Option Awards(3) ($) (h)
Name (a)		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
James M. Peck		450,000	900,000	1,800,000
Samuel A. Hamood		176,250	352,500	705,000
Christopher Cartwright (4)	8/27/2013	131,250	262,500	525,000	540,000	11.42	3,168,720
Mohit Kapoor		132,000	264,000	528,000
John W. Blenke		116,150	232,300	464,600

(1)
Reflects payment opportunities under the Annual Bonus Plan described below under “2013 Annual Bonus Plan.” Threshold is the lowest payment opportunity at the lowest level of performance described by the plan (50% payout of target opportunity) for corporate and business unit financial performance metrics and individual performance (an “achieves expectations”

threshold individual goal rating); target reflects a 100% payout of target opportunity; and maximum reflects 200% payout of target opportunity. These amounts are based on the individual’s current salary and position. The minimum payment is $0.

(2)	Reflects nonqualified stock options granted to each NEO during 2013 under the TransUnion Holding Company, Inc. 2012 Management Equity Plan.

(3)
The amounts shown in this column represent the aggregate grant date “fair value” of option awards granted to the NEO during 2013 as and, where applicable, the incremental “fair value” of the subsequent modification computed in accordance with (ASC) Topic 718, Compensation—Stock Compensation. For assumptions used in determining these values, see Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 14, “Stock-Based Compensation.”

(4)	Prorated based upon Mr. Cartwright's start date with the Company.
Additional Discussion of Material Items in “—Summary Compensation Table—2013” and “—Grants of Plan-Based Awards—2013”
Our executive compensation policies and practices are described in the “—Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans that relate to grants of plan-based awards is set forth below.

•
The non-equity incentive awards shown above were based on the formula described in “—2013 Compensation—2013 Annual Bonus Plan.” EBITDA, as adjusted for bonus plan purposes, was $418.3 million for 2013, resulting in a payout of 80% of target performance since the actual results fell short of targeted performance. Our actual revenue was approximately 97.5% of 2013’s plan, which resulted in a payout of 50% of target performance.

•
The size of the equity award granted to Mr. Cartwright was negotiated as a component of his employment offer. It was based on external market data and compensation he had received prior to joining us. The Compensation Committee approved the award, as well as base salary and target bonus, as a component of his employment offer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price(2) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested(3) (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (j)
James M. Peck	110,938	1,275,797		$6.65	12/31/2022
Samuel A. Hamood	36,175	265,285		$6.65	8/1/2022
Christopher A. Cartwright	—	540,000		$11.42	8/27/2023
Mohit Kapoor	30,840	226,160		$6.65	8/1/2022
John W. Blenke						25,082	286,436

(1)
Forty percent (40%) of the options are time vested options and shall vest as follows: twenty percent (20%) shall vest on the first anniversary of the transaction date. Thereafter, five percent (5%) shall vest on the last day of each subsequent full calendar quarter until all the Time Vested Options have vested. For all NEOs with the exception of Messrs. Peck and Cartwright, the first anniversary was April 30, 2013. Mr. Peck’s first anniversary was December 31, 2013, Mr. Cartwright's first anniversary will be August 19, 2014. The remaining sixty percent (60%) of the options are performance based options and will vest according to the time vesting schedule set forth above and upon attainment of performance criteria as defined in the Stock Option Agreement.

(2)
The option exercise price equals the per share price in the change in control transaction, and as adjusted for a November 1, 2012, dividend payment to stockholders, which the Board determined to be fair market value. Mr. Cartwright's exercise price was equal to the fair market value of the Company's common stock as of the date of his grant.

(3)	One hundred percent (100%) of the shares vest on December 31, 2015.

Options Exercised and Stock Vested
The following table sets forth information regarding the exercise of any time-based vested options by payment made to the named executive officers during 2013.

	Option Awards		Stock Awards
Name (a)	Number of Shares Converted (#) (b)	Value Realized On Conversion(1) ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
James M. Peck	—	—	—	—
Samuel A. Hamood	—	—	—	—
Christopher Cartwright	—	—	—	—
Mohit Kapoor	—	—	—	—
John W. Blenke	—	—	—	—

(1)	Represents the difference between the exercise price of the stock options and the fair market value at time of exercise.
Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(2)	Aggregate Earnings in Last FY(3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
James M. Peck	$30,519	$—	$1	$—	$30,520
Samuel A. Hamood	45,119	56,322	44,006	—	473,391
Christopher A. Cartwright	—	—	—	—	—
Mohit Kapoor	233,182	46,941	72,850	—	517,962
John W. Blenke	67,258	35,898	146,959	—	1,380,716

(1)	Includes amounts reflected under “Salary” and “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above for 2013.

(2)	Amounts included in this column are reflected under “All Other Compensation” in the Summary Compensation Table for 2013.

(3)
Amounts included in this column do not constitute above-market or preferential earnings and accordingly such amounts are not reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table for 2013. Each NEO self-directs the investment of their non-qualified deferred compensation plan account balance into one or more of the available investment funds. Consequently, the value of an NEO’s plan account balance may go up or down based on the performance of the selected investment funds.

Deferred Compensation Plan
This nonqualified plan is a tax deferred compensation program for a limited number of executives, including the named executive officers, and provides a favorable tax vehicle for deferring cash compensation (base salary and annual incentive payments). Pursuant to the plan, the NEO is able to defer up to 100% of cash compensation received. Amounts deferred are self-directed into one or more of the available investment funds and are credited with gains or losses of the various funds selected by the participant. The plan does not offer any above-market rate of return to the NEO. Upon termination of employment, amounts deferred are paid, at the participant’s option, either in a lump sum or in annual installments over a period of either 5 or 10 years. Executives are not permitted to take loans from the account. We contribute a match equal to 100% of the first 3% and 50% on the next 2% of the executive’s contributions. Additionally, in 2013, the Compensation Committee approved a discretionary retirement contribution of an additional 3% of qualified 2012 earnings. Assets in this plan are held in a rabbi trust.

Payments upon Termination and Change-in-Control—2013
The following charts illustrate benefits that the named executive officers would receive upon the occurrence of certain separation scenarios, which are assumed to occur on December 31. No special payments are made upon resignation or retirement. In addition, we do not provide for any gross-up provision on severance payments. Descriptions of the provisions that govern these benefits are set forth following the charts.
SEPARATION(1)
James M. Peck(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	2,700,000			2,700,000
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,172			26,172
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,064,000
Total	2,761,172	250,000	2,064,000	2,761,172

(1)
The table excludes (a) any amounts accrued through December 31, 2013, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2013, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

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

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2014 COBRA premium rate.

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

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2013 (a) assuming full disability at December 31, 2013 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Samuel A. Hamood(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,484,906			1,484,906
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,542			26,542
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,796,000
Total	1,546,448	250,000	2,796,000	1,546,448

(1)
The table excludes (a) any amounts accrued through December 31, 2013, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2013, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

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

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2014 COBRA premium rate.

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

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2013 (a) assuming full disability at December 31, 2013 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Christopher A. Cartwright(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	2,100,000			2,100,000
Outplacement(3)	35,000			35,000
Welfare Benefits(4)
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,376,000
Total	2,135,000	250,000	2,376,000	2,135,000

(1)
The table excludes (a) any amounts accrued through December 31, 2013, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2013, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)
Mr. Cartwright entered into a Severance and Restrictive Covenant Agreement on August 19, 2103 (the “Cartwright Severance Agreement”). If Mr. Cartwright is terminated without Cause or he resigns for Good Reason (both defined in the Cartwright Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)	Mr. Cartwright has not enrolled in any of the Company-sponsored health plans.

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

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2013, (a) assuming full disability at December 31, 2013, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Mohit Kapoor(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,201,672			1,201,672
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,172			26,172
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,136,000
Total	1,262,844	250,000	2,136,000	1,262,844

(1)
The table excludes (a) any amounts accrued through December 31, 2013, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2013, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

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

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)	This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2014 COBRA premium rate.

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

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2013, (a) assuming full disability at December 31, 2013, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

John W. Blenke(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,193,441			1,193,441
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	17,638			17,638
Life Insurance Payout(5)		250,000
Disability Payments(6)			948,000
Total	1,246,079	250,000	948,000	1,246,079

(1)
The table excludes (a) any amounts accrued through December 31, 2013, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2013, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)
Mr. Blenke entered into a Severance and Restrictive Covenant Agreement on June 15, 2010 (the “Blenke Severance Agreement”), which was assumed by the new ownership on April 30, 2012. If Mr. Blenke is terminated without Cause or he resigns for Good Reason (both defined in the Blenke Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months and executive outplacement for one year, the value which has been noted in the table. In addition, he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)	This amount reflects the present value of 18 months of associate plus one dependent PPO health and dental coverage using our 2014 COBRA premium rate.

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

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2013, (a) assuming full disability at December 31, 2013, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Director Compensation
The following tables and narrative footnotes discuss the compensation earned by our independent directors in 2013. Pursuant to the Major Stockholders' Agreement, an "independent director" is any member of the Board of Directors who is not employed by TransUnion Holding, any of the Sponsors or any of their respective affiliates. Messrs. Egan, Mullin, Narayan, Rajpal and Tadler are not considered independent because of their relationships with our Sponsors, which hold significant interests in TransUnion Holding, and, accordingly, received no compensation for their service on the Board of Directors in 2013. See Part III. Item 10, “Directors, Executive Officers and Corporate Governance - Board of Directors.” Mr. Peck is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Mr. Peck does not receive any additional compensation for his service on the Board of Directors.
Annualized Compensation Rates for Independent Directors related to service on our Board of Directors and Committees is as follows:

Board of Directors
Annual Retainer	$85,000
Audit and Compliance Committee
Audit and Compliance Committee Chair	$10,000
Audit and Compliance Committee Member	$—
Compensation Committee
Compensation Committee Chair	$5,000
Compensation Committee Member	$—
In addition, our independent directors receive stock options pursuant to the 2012 Management Equity Plan, which vest pro rata over a five-year period (or such shorter term as may be set by the Compensation Committee) and have such other terms and conditions as the Compensation Committee may specify.
Total compensation paid to our independent directors in 2013 is shown in the table below. Annual retainer amounts are prorated based on dates of service for newly-appointed independent directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
George M. Awad(1)	$21,250	$—	$5,607	$—	$—	$—	$26,857
Siddharth N. (Bobby) Mehta(2)	60,250	—	39,266	—	—	150,000	249,516
Andrew Prozes(3)	—	—	—	—	—	—	—
(1) Mr. Awad was appointed to the Board of Directors on November 11, 2013. Fees earned by Mr. Awad for 2013 include $21,250 pro rata portion of the annual retainer for membership on the Board of Directors. Mr. Awad received 32,398 stock options during 2013 with an aggregate grant date fair value of $201,204. All of the options were outstanding at December 31, 2013.
(2) Fees earned by Mr. Mehta for 2013 include $21,250 pro rata portion of the annual cash retainer for membership on the Board of Directors and $39,000 in fees earned prior to adoption of the current annual compensation rates, including $30,000 pro rata portion of the $40,000 annual retainer for membership on the Board of Directors and $1,500 for each Board meeting and $1,000 for each committee meeting attended. Mr. Mehta received 32,002 stock options during 2013 with an aggregate grant date fair value of $130,888. All of the options were outstanding at December 31, 2013. In connection with his resignation as President and Chief Executive Officer of the Company, TransUnion Holding and Siddharth N. (Bobby) Mehta, a director of the Company, entered into a Consulting Agreement, dated December 6, 2012, pursuant to which Mr. Mehta provides advice and consultation to assist Mr. Peck in the transition of duties as Chief Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company's strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta receives a consulting services fee of $150,000 on or before January 10 of each year during the term of the agreement. Either party may terminate the agreement by providing notice of non-renewal at least sixty (60) days prior to the end of the then-current term.
(3) Mr. Prozes was appointed to the Board of Directors on January 28, 2014.
Business Expenses
The independent directors are reimbursed for their business expenses related to their attendance at our meetings, including room, meals and transportation to and from Board and committee meetings. On rare occasions, a director’s spouse may accompany a director when traveling on TransUnion business.
Director and Officer Liability (or D&O) Insurance

D&O insurance insures our individual directors and officers against certain losses that they are legally required to bear as a result of their actions while performing duties on our behalf. Our D&O insurance policy does not break out the premium for directors versus officers and, therefore, a dollar amount cannot be assigned to the coverage provided for individual directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2013, with respect to our equity compensation plans under which common stock is authorized for issuance

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,106,389	$7.46	1,805,991
Equity compensation plans not approved by security holders	—	—	—
Total	7,106,389	$7.46	1,805,991
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2014, by:

•	each person that is the beneficial owner of more than 5% of our outstanding common stock;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all of the members of our board of directors and our executive officers as a group.
The information below is based on a total of 110,248,241 shares of our common stock outstanding as of January 31, 2014.
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
Our address is the address of each director and executive officer named in the table.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
5% or greater stockholders:
Investment funds affiliated with Advent International Corporation(1)	54,280,076	49.4%
Investment funds affiliated with The Goldman Sachs Group, Inc.(2)	54,280,076	49.4%
Directors and named executive officers:	—	—
George W. Awad	—	—
Christopher Egan(3)	—	—
Siddharth N. (Bobby) Mehta(4)	305,956	*
Leo F. Mullin(5)	24,826	*
Rohan Narayan	—	—
Andrew Prozes	—	—
Sumit Rajpal(6)	—	—
Steven M. Tadler(7)	—	—
James M. Peck(8)	336,502	*
Samuel A. Hamood(9)	138,813	*
Christopher A. Cartwright(10)	87,566	*
Mohit Kapoor(11)	77,919	*
John W. Blenke(12)	104,513	*
All directors and executive officers as a group (17 persons)	1,388,580	1.3%
________________________

*	Less than 1%.

(1)
The funds managed by Advent International Corporation own 100% of Advent TransUnion Acquisition Limited Partnership, which in turn owns 49.4% of TransUnion Corp, for a 49.4% indirect ownership for the funds managed by Advent International Corporation. This 49.4% indirect ownership consists of 23,925,541.40 shares indirectly owned by Advent International GPE VI Limited Partnership, 15,333,825.79 shares indirectly owned by Advent International GPE VI-A Limited Partnership, 1,209,566.02 shares indirectly owned by Advent International GPE VI-B Limited Partnership, 1,231,262.28 shares indirectly owned by Advent International GPE VI-C Limited Partnership, 1,079,388.51 shares indirectly owned by Advent International GPE VI-D Limited Partnership, 2,972,386.46 shares indirectly owned by Advent International GPE VI-E Limited Partnership, 4,507,396.29 shares indirectly owned by Advent International GPE VI-F Limited Partnership, 2,836,784.89 shares indirectly owned by Advent International GPE VI-G Limited Partnership, 878,698.19 shares indirectly owned by Advent Partners GPE VI 2008 Limited Partnership, 32,544.38 shares indirectly owned by Advent Partners GPE VI 2009 Limited Partnership, 75,936.88 shares indirectly owned by Advent Partners GPE VI 2010 Limited Partnership, 75,936.88 shares indirectly owned by Advent Partners GPE VI-A Limited Partnership and 81,360.94 shares indirectly owned by Advent Partners GPE VI-A 2010 Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of GPE VI GP Limited Partnership and GPE VI GP (Delaware) Limited Partnership. GPE VI GP Limited Partnership is the general partner of Advent International GPE VI Limited Partnership, Advent International GPE VI-A Limited Partnership, Advent International GPE VI-B Limited Partnership, Advent International GPE VI-F Limited Partnership and Advent International GPE VI-G Limited Partnership. GPE VI GP (Delaware) is the general partner of Advent International GPE VI-C Limited Partnership, Advent International GPE VI-D Limited Partnership and Advent International GPE VI-E Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of Advent Partners GPE VI 2008 Limited Partnership, Advent Partners GPE VI 2009 Limited Partnership, Advent Partners GPE VI 2010 Limited Partnership, Advent Partners GPE VI-A Limited Partnership and Advent Partners GPE VI-A 2010 Limited Partnership. Advent International Corporation exercises voting and investment power over the shares held by each of these entities and may be deemed to have beneficial ownership of these shares. With respect to the common shares of the Company held by the funds managed by Advent International Corporation, a group of individuals currently composed of Christopher Egan, Richard F. Kane, David M. Mussafer and Steven M. Tadler exercises voting and investment power over the shares beneficially owned by Advent International Corporation. Each of Mr. Egan, Mr. Kane, Mr. Mussafer and Mr. Tadler disclaims beneficial ownership of the shares held by the funds managed by Advent International Corporation, except to the extent of their respective pecuniary interest therein. In addition, Harry Gambill, an Industry Advisor for Advent International, holds 39,447 shares of common stock. Through a written agreement with Mr. Gambill, Advent International Corporation has sole voting and at times, investment power over these shares. The address of Advent International Corporation and each of the funds listed above is c/o Advent International Corporation, 75 State Street, Boston, MA 02109.

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

(3)
Christopher Egan is a managing director at Advent International Corporation and may be deemed to beneficially own the shares held by the Advent funds. Mr. Egan disclaims beneficial ownership of the shares of the common stock indirectly owned by the funds managed by Advent International Corporation, except to the extent of his pecuniary interest therein, if any. Mr. Egan holds no shares directly. The address of Mr. Egan is c/o Advent International Corporation, 75 State Street, Boston, MA 02109.

(4)	Represents 297,955 shares of common stock held of record and 8,001 options exercisable within 60 days.

(5)	Leo F. Mullin is a senior advisor, on a part-time basis, to Goldman Sachs Capital Partners. The address of Mr. Mullin is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(6)
Sumit Rajpal is a managing director of Goldman, Sachs & Co. As such, Mr. Rajpal may be deemed to have shared voting and investment power over, and therefore, may be deemed to beneficially own, shares of common stock of the Company owned by the Goldman Sachs Funds and Spartan Shield Holdings. Mr. Rajpal disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any. Mr. Rajpal holds no shares directly. The address of Mr. Rajpal is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(7)
Steven M. Tadler is a member of a group of persons who exercise voting and investment power over the shares of common stock beneficially owned by the funds managed by Advent International Corporation and may be deemed to beneficially own the shares held by these funds. Mr. Tadler disclaims beneficial ownership of the shares of common stock held by the funds managed by Advent International Corporation, except to the extent of his pecuniary interest therein, if any. Mr. Tadler holds no shares directly. Mr. Tadler’s address is c/o Advent International Corporation, 75 State Street, Boston, MA 02109.

(8)	Represents 225,563 shares of common stock held of record and 110,939 options exercisable within 60 days

(9)	Represents 102,638 shares of common stock held of record and 36,175 options exercisable within 60 days.

(10)	Represents 87,566 shares of common stock held of record.

(11)	Represents 47,079 shares of common stock held of record and 30,840 options exercisable within 60 days.

(12)	Represents 104,513 shares of common stock held of record.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions Policy
On August 1, 2013, our Board of Directors adopted a written Related Party Transactions Policy, which provides that any “Related Party Transaction” must be reviewed and approved or ratified in accordance with specified procedures. The term “Related Party Transaction” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which (1) the aggregate dollar amount involved will or may reasonably be expected to exceed $120,000 in any calendar year, (2) TransUnion is, or is proposed to be, a participant, and (3) a director, an executive officer or any person owning more than five percent of any class of voting securities, or a member of the immediate family of a director, executive officer or such person, had, has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following are specifically excluded from the definition of “Related Party Transaction”:
•compensation paid to directors and executive officers reportable under rules and regulations promulgated by the Securities and Exchange Commission;
•transactions with other companies if the only relationship of the director, executive officer or family member to the other company is as an employee (other than an executive officer), director or beneficial owner of less than 10 percent of such other company’s equity securities;
•charitable contributions, grants or endowments by TransUnion to charitable organizations or universities if the only relationship of the director, executive officer or family member to such organization or university is as an employee (other than an executive officer) or a director or trustee;
•transactions where the interest of the director, executive officer or family member arises solely from the ownership of TransUnion’s equity securities and all holders of such securities will receive the same benefit on a pro rata basis;
•transactions where the rates or charges involved are determined by competitive bids; and
•transactions involving the rendering of services as a common or contract carries, at rates or charges fixed in conformity with law or governmental authority.

The policy requires each director and executive officer to notify the General Counsel in writing of any Related Party Transaction in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The General Counsel, through the Corporate Secretary, will deliver a copy of the notice to the Audit and Compliance Committee. The Audit and Compliance Committee will review the material facts of each proposed Related Party Transaction at each regularly scheduled committee meeting and approve, ratify or disapprove the transaction.
The vote of a majority of disinterested members of the Audit and Compliance Committee is required for the approval or ratification of any Related Party Transaction. The Audit and Compliance Committee may approve or ratify a Related Party Transaction if the Audit and Compliance Committee determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to Transunion, that there is a business or corporate interest supporting the Related Party Transaction, and that the Related Party Transaction is in the best interests of TransUnion. In making this determination, the Board of Directors will consider, among other things, (i) the business or corporate purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, executive officer or family member in the transaction is material, (iv) whether the transaction would impair the independence of the director or executive officer, (v) whether the transaction would otherwise present an improper conflict of interest and (vi) whether the transaction would violate any law or regulation applicable to TransUnion or any provision of the Code of Business Conduct.
In any case where the Audit and Compliance Committee determines not to approve or ratify a Related Party Transaction, the matter will be referred to the General Counsel for review and consultation regarding the appropriate disposition of such transaction, arrangement or relationship including, but not limited to, termination of the transaction, rescission or modification of the transaction in a manner that would permit it to be ratified and approved.
Consulting Agreements
In connection with the 2012 Change in Control Transaction, TransUnion Holding, Goldman, Sachs & Co. and Advent International Corporation entered into a Consulting Agreement, dated April 30, 2012. Pursuant to the terms of the agreement, Goldman, Sachs & Co. and Advent International Corporation are to receive an advisory fee of $250,000 each, increasing 5% annually, in exchange for services provided, including (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of existing debt; (iv) finance functions, including assistance in the preparation of financial projections and monitoring of compliance with financing agreements; (v) human resources functions, including searching and recruiting of executives; and (vi) other services as mutually agreed upon. During 2013, Goldman, Sachs & Co. and Advent International Corporation provided consulting services to TransUnion Holding and the Company accrued fees of $125,000 each for these services.
In connection with his resignation as President and Chief Executive Officer of the Company, TransUnion Holding and Siddharth N. (Bobby) Mehta, a director of the Company, entered into a Consulting Agreement, dated December 6, 2012, pursuant to which Mr. Mehta provides advice and consultation to assist Mr. Peck in the transition of duties as Chief Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company's strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta receives a consulting services fee of $150,000 on or before January 10 of each year during the term of the agreement. Either party may terminate the agreement by providing notice of non-renewal at least sixty (60) days prior to the end of the then-current term.
The consulting agreements described above were entered into prior to the adoption of the Related Party Transactions Policy and were approved by the Company’s Board of Directors.
Management Stock Sales and Repurchases
On March 26, 2013, as a component of James M. Peck's employment agreement, Mr. Peck purchased an additional 26,326 shares of common stock at a purchase price of $6.65 per share. Mr. Peck joined the Company in December 2012 as President and Chief Executive Office.
On August 30, 2013, as a component of Christopher Cartwright's employment offer, Mr. Cartwright purchased 87,566 shares of common stock at a purchase price of $11.42 per share. Mr. Cartwright joined the Company in August 2013 as Executive Vice President-U.S. Information Services.
On January 7, 2013, the Company purchased an aggregate 297,955 shares of common stock from Siddharth N. (Bobby) Mehta, the former President and Chief Executive Office of the Company, at a purchase price of $6.65 per share. On August 28, 2013, the Company purchased an aggregate 76,213 shares of common stock from Mark Marinko, the former Executive Vice President of our Interactive segment, at a purchase price of $11.42 per share. On October 14, 2013, the Company purchased an aggregate 33,410 shares of common stock from Jeff Hellinga, the former Executive Vice President of our U.S. Information Services segment, at a purchase price of $11.42 per share. All such purchases were made pursuant to the terms of the TransUnion Holding Company, Inc. Stockholders' Agreement, dated April 30, 2012, which was also entered into in connection with the 2012 Change in Control Transaction.
Director Independence
The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system that has requirements that a majority of its board of directors be independent. Though not formally considered by our Board of Directors because our securities are not listed for trading, based upon the listing standards of the New York Stock Exchange, Inc., we do not believe that any of Messrs. Egan, Mullin, Narayan, Rajpal or Tadler would be considered independent because of their relationships with our Sponsors, which hold significant interests in TransUnion Holding, nor would Mr. Mehta, because of his former positions with the Company. See Part III, Item 10. "Directors, Officer and Corporate Governance - Board of Directors."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees paid to our principal accountant for the years ended December 31, 2013 and 2012, were as follows:

Category (in millions)	2013	2012
Audit fees	$2.2	$2.9
Audit-related fees	2.1	1.8
Tax fees	0.1	0.1
All other fees	—	—
Total	$4.4	$4.8
All audit and non-audit services provided by our principal accountant, or any other independent auditor, must be approved by the Audit and Compliance Committee of our Board of Directors. For engagements expected to generate fees of $50,000 or less, audit and non-audit services by an independent auditor can be approved by the Chairman of the Audit and Compliance Committee. Audit related fees include fees paid for due diligence related to mergers and acquisitions and the review of controls and security of our information systems. All of the fees paid to our principal accountant in 2013 and 2012 were pre-approved by our Audit and Compliance Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:
TransUnion Holding Company, Inc.:

•	Consolidated Balance Sheets—December 31, 2013 and 2012;

•	Consolidated Statements of Income for the Year Ended December 31, 2013, and from the Period of Inception Through December 31, 2012;

•	Consolidated Statements of Comprehensive Income for the Year Ended December 31, 2013, and from the Period of Inception Through December 31, 2012;

•	Consolidated Statements of Cash Flows for the Year Ended December 31, 2013, and from the Period of Inception Through December 31, 2012;

•	Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2013, and from the Period of Inception Through December 31, 2012.
TransUnion Corp.:

•	Consolidated Balance Sheets—December 31, 2013 and 2012;

•	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012and 2011;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011;
TransUnion Holding Company, Inc. and TransUnion Corp.:

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule II—Valuation and Qualifying Accounts

(3)
Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 157 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(4)	Valuation and qualifying accounts

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

TransUnion Holding Company, Inc.

By:	/s/ Samuel A. Hamood
Samuel A. Hamood Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints John W. Blenke and Michael J. Forde as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014

Signature	Title

/s/ James M. Peck	Director, President and Chief Executive Officer
James M. Peck

/s/ Samuel A. Hamood	Executive Vice President and Chief Financial Officer
Samuel A. Hamood

/s/ Gordon E. Schaechterle	Senior Vice President and Chief Accounting Officer
Gordon E. Schaechterle

/s/ George M. Awad	Director
George M. Awad

/s/ Christopher Egan	Director
Christopher Egan

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Leo F. Mullin	Director
Leo F. Mullin

/s/ Rohan Narayan	Director
Rohan Narayan

/s/ Andrew Prozes	Director
Andrew Prozes

/s/ Sumit Rajpal	Director
Sumit Rajpal

/s/ Steven M. Tadler	Director
Steven M. Tadler

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

TransUnion Corp.

By:	/s/ Samuel A. Hamood
Samuel A. Hamood Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints John W. Blenke and Michael J. Forde as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014

Signature	Title

/s/ James M. Peck	Director, President and Chief Executive Officer
James M. Peck

/s/ Samuel A. Hamood	Executive Vice President and Chief Financial Officer
Samuel A. Hamood

/s/ Gordon E. Schaechterle	Senior Vice President and Chief Accounting Officer
Gordon E. Schaechterle

/s/ George M. Awad	Director
George M. Awad

/s/ Christopher Egan	Director
Christopher Egan

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Leo F. Mullin	Director
Leo F. Mullin

/s/ Rohan Narayan	Director
Rohan Narayan

/s/ Andrew Prozes	Director
Andrew Prozes

/s/ Sumit Rajpal	Director
Sumit Rajpal

/s/ Steven M. Tadler	Director
Steven M. Tadler

2013 Form 10-K
EXHIBIT INDEXi
TransUnion Holding Company, Inc.
TransUnion Corp.

Exhibit No.	Exhibit Name
3.1**	Amended and Restated Certificate of Incorporation of TransUnion Corp. (Incorporated by reference to Exhibit 3.1 to TransUnion Corp.'s Current Report on Form 8-K filed April 30, 2012).

3.2**	Amended and Restated Bylaws of TransUnion Corp. (Incorporated by reference to Exhibit 3.2 to TransUnion Corp.'s Current Report on Form 8-K filed April 30, 2012).

3.3*
Amended and Restated Certificate of Incorporation of TransUnion Holding Company, Inc. (Incorporated by reference to Exhibit 3.1 to TransUnion Holding Company Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

3.4*	Bylaws of TransUnion Holding Company, Inc. (Incorporated by reference to Exhibit 3.2 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

4.1
Indenture, dated June 15, 2010, among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

4.2
First Supplemental Indenture, dated as of February 27, 2012, among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 to TransUnion Corp.'s Current Report on Form 8-K filed February 28, 2012).

4.3
Second Supplemental Indenture, dated as of March 20, 2012, among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.3 to TransUnion Corp.'s Registration Statement on Form S-1 filed September 18, 2013).

4.4	Form of 11.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.2 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

4.5
Registration Rights Agreement, dated June 15, 2010, among Trans Union LLC, TransUnion Financing Corporation, the guarantors party thereto and J.P. Morgan Securities, Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers named therein. (Incorporated by reference to Exhibit 4.3 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011.)

4.6*
Indenture, dated March 21, 2012, among TransUnion Holding Company, Inc. and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes Due 2018. (Incorporated by reference to Exhibit 4.1 to Transunion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

4.7*
First Supplemental Indenture dated as of October 22, 2012, among TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes due 2018. (Incorporated by reference to Exhibit 10.1 to TransUnion Holdings Company, Inc.s Current Report on Form 8-K filed October 23, 2012).

4.8*
Form of TransUnion Holding Company, Inc. 9.625%/10.375% Senior PIK Toggle Notes Due 2018, Series B. (Incorporated by reference to Exhibit 4.2 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

4.9*
Exchange and Registration Rights Agreement, dated March 21, 2012, among TransUnion Holding Company, Inc. and Goldman, Sachs & Co. and Deutsche Bank Securities, Inc., as representatives of the purchasers named therein. (Incorporated by reference to Exhibit 4.3 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

4.10*
Indenture, dated November 1, 2012, between TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the 8.125%/8.875% Senior PIK Toggle Notes due 2018. (Incorporated by reference to Exhibit 4.1 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed November 6, 2012).

4.11*
Form of TransUnion Holding Company, Inc. 8.125%/8.875% Senior PIK Toggle Notes Due 2018, Series B. (Incorporated by reference to Exhibit 4.1 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed November 6, 2012).

Exhibit No.	Exhibit Name

4.12*
Exchange and Registration Rights Agreement, dated November 1, 2012, among TransUnion Holding Company, Inc. and Goldman, Sachs & Co. and Deutsche bank Securities, Inc., as representatives of the purchasers named therein. (Incorporated by reference to Exhibit 4.2 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed November 6, 2012).

10.1
Amended and Restated Credit Agreement dated as of February 10, 2011 among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Trust Company Americas, as Administrative and Collateral Agent, Deutsche Bank Trust Company Americas, as L/C Issuer and Swing Line Lender, the Other Lenders party thereto from time to time, Bank of America, N.A., as Syndication Agent, Credit Suisse Securities (USA) LLC and Suntrust Bank, as TL Documentation Agents, U.S. Bank National Association, as RC Documentation Agent, and The Governor and Company of the Bank of Ireland, as Senior Managing Agent, and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner and Smith, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10.1 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

10.2
Amendment No. 2 to Credit Agreement, dated as of February 27, 2012, by and among TransUnion Corp., Trans Union LLC, Deutsche Bank Trust Company Americas, as Administrative Agent and as Collateral Agent, and each Other Lender. (Incorporated by reference herein to Exhibit 10.1 to TransUnion Corp.'s Current Report on Form 8-K filed March 2, 2012).

10.3
Amendment No. 3 to Credit Agreement, dated as of April 17, 2012, by and among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, each as Lead Arrangers, Deutsche Bank Trust Company Americas, as Administrative Agent and as Collateral Agent, and each Other Lender. (Incorporated by reference to Exhibit 10.1 to TransUnion Corp.'s Current Report on Form 8-K filed April 20, 2012).

10.4
Amendment No. 4 to Credit Agreement, dated as of February 5, 2013, by and among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, each as Lead Arrangers, Deutsche Bank Trust Company Americas, as Administrative Agent, as Collateral Agent and as Designated Replacement term Loan Lender, and each of the Other Lenders party thereto. (Incorporated by reference to Exhibit 10.1 to TransUnion Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.5
Amendment No. 5 to Credit Agreement, dated as of November 22, 2013, by and among TransUnion Corp., Trans Union LLC, the guarantors party thereto, Deutsche Bank Securities Inc., as lead arranger, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each of the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed December 20, 2013).

10.6
Amendment No. 6 to Credit Agreement, dated as of December 16, 2013, by and among TransUnion Corp., Trans Union LLC, the guarantors party thereto, Deutsche Bank Securities Inc., as lead arranger, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each of the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed December 20, 2013).

10.7*
TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012). (Incorporated by reference to Exhibit 10.1 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

10.8*
Major Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the Advent Investor (as defined therein), the GS Investors (as defined therein), and any other Person who becomes a party thereto. (Incorporated by reference to Exhibit 10.3 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

10.9
Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the members of the management or other key persons of TransUnion Holding Company, Inc. or of TransUnion Corp., that are signatories thereto, any other person who becomes a party thereto, and the GS Investors (as defined therein) and the Advent Investor (as defined therein) (for specific purposes). (Incorporated by reference to Exhibit 10.4 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

Exhibit No.	Exhibit Name

10.10
Registration Rights Agreement dated as of April 30, 2012, by and among TransUnion Holding Company, Inc., the Advent Investors (as defined therein), the GS Investors (as defined therein), certain Key Individuals (as defined therein) and any other person who becomes a party thereto. (Incorporated by reference to Exhibit 10.5 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

10.11*
Form of Director Indemnification Agreement for directors of TransUnion Holding Company, Inc. (Incorporated by reference to Exhibit 10.6 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

10.12	Form of Severance and Restrictive Covenant Agreement with Executive Officers. (Incorporated by reference to Exhibit 10.5 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

10.13
Employment Agreement with Siddharth N. (Bobby) Mehta, former President and Chief Executive Officer of TransUnion Holding Company, Inc. and TransUnion Corp., dated October 3, 2007. (Incorporated by reference to Exhibit 10.6 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

10.14
Amendment to Employment Agreement of Siddharth N. (Bobby) Mehta, former President and Chief Executive Officer of TransUnion Holding Company, Inc. and TransUnion Corp., dated December 6, 2012. (Incorporated by reference to Exhibit 10.11 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.15*
Consulting Agreement with Siddharth N. (Bobby) Mehta, dated December 6, 2012. (Incorporated by reference to Exhibit 10.12 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.16*
Amendment dated December 6, 2012 to the Stockholders’ Agreement of TransUnion Holding Company, Inc. made as of April 30, 2012 with Siddharth N. (Bobby) Mehta. (Incorporated by reference to Exhibit 10.13 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.17*
Stock Repurchase Agreement dated December 6, 2012 between Siddharth N. (Bobby) Mehta and TransUnion Holding Company, Inc. (Incorporated by reference to Exhibit 10.14 to Transunion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.18
Employment Agreement with James M. Peck, President and Chief Executive Officer of TransUnion Holding Company, Inc. and TransUnion Corp., dated December 6, 2012. (Incorporated by reference to Exhibit 10.15 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19
Letter Agreement between TransUnion Holding Company, Inc. and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of TransUnion Holding Company, Inc. and TransUnion Corp., dated December 6, 2012. (Incorporated by reference to Exhibit 10.16 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.20
Consulting Agreement dated April 30, 2012 with Goldman Sachs & Co. and Advent International Corporation. (Incorporated by reference to Exhibit 10.17 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.21
Amended and Restated Asset Purchase Agreement, dated December 12, 2013, by and between TransUnion Risk and Alternative Data Solutions, Inc. and TLO, LLC (Incorporated by reference to Exhibit 10.1 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Current Report on Form 8-K filed December 20, 2013).

21	Subsidiaries of each Registrant. ***

24.1*	Power of Attorney - TransUnion Holding Company, Inc. (included on the signature page of this Form 10-K).***

24.2*	Power of Attorney - TransUnion Corp. (included on the signature page of this Form 10-K).***

31.1(a)*	Certification of Principal Executive Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2(a)*	Certification of Principal Financial Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

Exhibit No.	Exhibit Name

31.1(b)**	Certification of Principal Executive Officer for TransUnion Corp. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.***

31.2(b)**	Certification of Principal Financial Officer for TransUnion Corp. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.***

32(a)*
Certification of Chief Executive Officer and Chief Financial Officer for TransUnion Holding Company, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32(b)**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Applicable only to TransUnion Holding Company, Inc.
**	Applicable only to TransUnion Corp.
***	Filed herewith.
____________________________

[i]	Unless specifically noted, each Exhibit described above shall be applicable to both Registrants.

Schedule I—Condensed Financial Information of TransUnion Holding Company, Inc.
TRANSUNION HOLDING COMPANY, INC.
Parent Company Only
Balance Sheet
(in millions, except per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Due from TransUnion Corp	$52.7	$—
Other current assets	7.5	5.7
Total current assets	60.2	5.7
Investment in TransUnion Corp	1,584.6	1,666.6
Other assets	28.1	34.1
Total assets	$1,672.9	$1,706.4
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.2	$0.9
Other current liabilities	33.4	22.4
Total current liabilities	33.6	23.3
Long-term debt	998.3	998.0
Other liabilities	13.1	0.1
Total liabilities	1,045.0	1,021.4
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at December 31, 2013 and December 31, 2012, 110.7 million and 110.2 million shares issued as of December 31, 2013 and December 31, 2012, respectively; and 110.2 million and 110.1 million shares outstanding as of December 31, 2013 and December 31, 2012, respectively	1.1	1.1
Additional paid-in capital	1,121.8	1,109.4
Treasury stock at cost; 0.5 million and 0.1 million shares at December 31, 2013 and December 31, 2012, respectively	(4.1)	(0.7)
Retained earnings (accumulated deficit)	(417.7)	(400.4)
Accumulated other comprehensive income	(73.2)	(24.4)
Total stockholders’ equity	627.9	685.0
Total liabilities and stockholders’ equity	$1,672.9	$1,706.4
 See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion Holding Company, Inc.
TRANSUNION HOLDING COMPANY, INC.
Parent Company Only
Statement of Income
(in millions)

	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012
Revenue	$—	$—
Operating expenses
Selling, general and administrative	1.3	0.9
Total operating expenses	1.3	0.9
Operating income (loss)	(1.3)	(0.9)
Non-operating income and expense
Interest expense	(96.3)	(52.2)
Equity Income from TransUnion Corp	43.2	43.0
Other income and (expense), net	(0.2)	(16.5)
Total non-operating income and expense	(53.3)	(25.7)
Income (loss) from operations before income taxes	(54.6)	(26.6)
Provision for income taxes	37.3	—
Net loss	$(17.3)	$(26.6)
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion Holding Company, Inc.
TRANSUNION HOLDING COMPANY, INC.
Parent Company Only
Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012
Net loss	$(17.3)	$(26.6)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(51.8)	(20.7)
Net unrealized gain (loss) on hedges (net of tax at 36%)	3.0	(3.7)
Total other comprehensive loss, net of tax	(48.8)	(24.4)
Comprehensive loss attributable to TransUnion Holding Company, Inc.	$(66.1)	$(51.0)

Schedule I —Condensed Financial Information of TransUnion Holding Company, Inc.
TRANSUNION HOLDING COMPANY, INC.

Parent Company Only
Statement of Cash Flows
(in millions)

	Twelve Months Ended	From the Date of Inception Through
	December 31, 2013	December 31, 2012
Cash used in operating activities	$(1.5)	$(16.4)
Cash flows from investing activities:
Acquisition of TransUnion Corp.	—	(1,582.3)
Capital investment in TransUnion Corp.	—	(80.8)
Cash used in investing activities	—	(1,663.1)
Cash flows from financing activities:
Proceeds from 9.625% notes	—	600.0
Proceeds from 8.125% notes	—	398.0
Debt financing fees	(0.9)	(41.3)
Proceeds from issuance of common stock	5.8	1,097.3
Treasury stock purchases	(3.4)	(0.7)
Dividends	—	(373.8)
Cash provided by financing activities	1.5	1,679.5
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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
Note 2. Income tax
TransUnion Holding entered into an intercompany tax allocation agreement with TransUnion Corp. in 2013, effective for all taxable periods from May 1, 2012, forward, in which they are members of the same consolidated federal or state tax groups. The agreement allocates the consolidated tax liability from those filings among the various members of the group.We recorded the cumulative effect of the intercompany tax allocation agreement to TransUnion Holding's balance sheet and statement of income during 2013.
Note 3. Dividends from subsidiaries
Cash dividends paid to TransUnion Holding from its consolidated subsidiaries were $94.2 million and $27.9 million for the year ended December 31, 2013 and from inception through December 31, 2012, respectively.

Schedule II—Valuation and Qualifying Accounts
TRANSUNION HOLDING COMPANY, INC.

(in millions)	Balance at Acquisition Date	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2013	$1.7	$(0.8)	$—	$(0.2)	$0.7
2012	$—	$(1.9)	$3.7	$(0.1)	$1.7
Allowance for deferred tax assets(2):
Year ended December 31,
2013	$27.2	$4.8	$—	$(6.1)	$25.9
2012	$—	$5.0	$24.8	$(2.6)	$27.2
____________________

(1)	For the allowance for doubtful accounts, includes write-offs of uncollectable accounts.
Schedule II—Valuation and Qualifying Accounts
TRANSUNION CORP.

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts(2):
Year ended December 31,
2013	$1.7	$(0.8)	$—	$(0.2)	$0.7
2012	1.2	1.3	—	(0.8)	1.7
2011	$1.7	$1.9	$(0.3)	$(2.1)	$1.2
Allowance for deferred tax assets(2):
Year ended December 31,
2013	$27.2	$4.8	$—	$(6.1)	$25.9
2012	16.9	15.6	7.4	(12.7)	27.2
2011	$12.8	$4.6	$0.2	$(0.7)	$16.9
____________________

(1)	For the allowance for doubtful accounts, includes write-offs of uncollectable accounts.

(2)	Excludes discontinued operations.